Form 10-Q
period 1994-03-31
ST JOSEPH LIGHT & POWER CO
filed 1994-05-12
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

     Commission file number   1-3576


ST. JOSEPH LIGHT & POWER COMPANY
(Exact name of registrant as specified in its charter)


State of Missouri                          44-04l9850
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


520 Francis Street, P. O. Box 998,
St. Joseph, Missouri 64502-0998
(Address of principal executive offices)

Registrant's telephone number, including area code  (816) 233-
8888


Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, without par value  (Class)

 3,958,091 shares (Outstanding at April 30, 1994)


ST. JOSEPH LIGHT & POWER COMPANY

FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's l993 Annual Report to Shareholders incorporated by reference in the Company's Form l0-K Annual Report for l993.

STATEMENTS OF INCOME
(Unaudited Interim Report)

                                        Three Months Ended
                                             March 31
                                        1994           1993
OPERATING REVENUES:
Electric
  Retail sales & Other             $18,055,385    $18,450,074
  Sales for resale                     294,171        226,365
Other                                4,464,836      4,081,759
                                   $22,814,392    $22,758,198
OPERATING EXPENSES:
Production fuel                    $ 4,381,049    $ 4,645,913
Purchased power-System energy        1,901,304      1,687,048
                Resale                 232,648         79,337
Gas purchased for resale             1,887,870      1,182,356
Other operations                     4,910,733      4,527,574
Maintenance                          1,740,984      1,641,021
Depreciation                         2,412,817      2,345,015
Taxes - General                      1,641,499      1,685,015
        Income                         683,505      1,287,406
                                   $19,792,409    $19,080,685
OPERATING INCOME                   $ 3,021,983    $ 3,677,513

OTHER INCOME & DEDUCTIONS:
Allowance for equity funds used
 during construction               $    55,563    $    25,334
Other - including income taxes
 on nonutility operations               (9,576)       (59,082)
                                   $    45,987    $   (33,748)
INCOME BEFORE INTEREST CHARGES     $ 3,067,970    $ 3,643,765

INTEREST CHARGES (Net):
Long-term debt                     $ 1,063,554    $ 1,152,315
Interest on bank notes                   2,235          5,426
Other                                   26,613         15,762
Allowance for borrowed funds
 used during construction              (26,862)       (11,581)
                                   $ 1,065,540    $ 1,161,922

NET INCOME AVAILABLE FOR
 COMMON STOCK                      $ 2,002,430    $ 2,481,843

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  3,988,229      4,005,611

EARNINGS PER AVERAGE COMMON SHARE        $0.50          $0.62

DIVIDENDS PAID PER COMMON SHARE          $0.45          $0.44

      The accompanying Notes to Financial Statements are an
      integral part of these statements.


PAGE

STATEMENTS OF INCOME
(Unaudited Interim Report)

                                        Twelve Months Ended
                                             March 31
                                        1994           1993
OPERATING REVENUES:
Electric
  Retail sales & Other             $73,866,265    $71,770,532
  Sales for resale                   1,497,264        497,090
Other                               13,231,719     12,128,239
                                   $88,595,248    $84,395,861
OPERATING EXPENSES:
Production fuel                    $16,122,903    $16,232,886
Purchased power-System energy        9,783,380      6,420,487
                Resale               1,215,528        244,464
Gas purchased for resale             3,722,479      2,505,462
Other operations                    24,215,579     16,603,965
Maintenance                          8,285,696      7,575,182
Depreciation                         9,581,999      9,226,364
Taxes - General                      6,240,590      6,049,144
        Income                      (2,165,730)     5,020,759
                                   $77,002,424    $69,878,713
OPERATING INCOME                   $11,592,824    $14,517,148

OTHER INCOME & DEDUCTIONS:
Allowance for equity funds used
 during construction               $   166,541    $   148,566
Other - including income taxes
 on nonutility operations               44,377         23,872
                                   $   210,918    $   172,438
INCOME BEFORE INTEREST CHARGES     $11,803,742    $14,689,586

INTEREST CHARGES (Net):
Long-term debt                     $ 4,269,674    $ 4,630,627
Interest on bank notes                  98,889         23,420
Other                                   80,220         78,804
Allowance for borrowed funds
 used during construction              (87,831)       (72,059)
                                   $ 4,360,952    $ 4,660,792

NET INCOME AVAILABLE FOR
 COMMON STOCK                      $ 7,442,790    $10,028,794

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                  4,003,846      4,015,553

EARNINGS PER AVERAGE COMMON SHARE        $1.86          $2.50

DIVIDENDS PAID PER COMMON SHARE          $1.77          $1.73

      The accompanying Notes to Financial Statements are an
      integral part of these statements.


ST. JOSEPH LIGHT & POWER COMPANY

BALANCE SHEETS
                                  March 31,
                                     1994         December 31
                                  (Unaudited)        1993
          ASSETS
UTILITY PLANT:
Electric                           $262,228,591   $262,816,268
Other                                 9,452,828      9,461,245
                                   $271,681,419   $272,277,513
Less - Reserves for depreciation    132,340,548    131,107,136
                                   $139,340,871   $141,170,377
Construction work in progress         6,019,704      4,166,823
                                   $145,360,575   $145,337,200

OTHER INVESTMENTS, at cost         $  1,163,432   $    669,238

CURRENT ASSETS:
Cash and cash equivalents          $    483,028   $    269,720
Temporary investments                     2,937      2,206,263
Receivables, less reserves            6,700,348      7,986,400
Unbilled revenue                      2,814,251      3,452,270
Fuel, at average cost                 2,381,810      2,829,947
Materials and supplies, at
 average cost                         5,125,149      5,011,198
Prepayments and other                   282,007      1,173,467
                                   $ 17,789,530   $ 22,929,265
DEFERRED CHARGES
Debt expense                       $  1,459,892   $  1,475,350
Lease payments receivable             3,750,928      3,781,793
Prepaid pension expense               6,484,213      6,108,963
Other                                 1,031,592        683,162
                                   $ 12,726,625   $ 12,049,268
                                   $177,040,162   $180,984,971

          CAPITALIZATION & LIABILITIES
CAPITALIZATION(See Statements):
Common stock and retained earnings $ 73,533,272   $ 76,462,078
Long-term debt                       53,100,000     53,100,000
                                   $126,633,272   $129,562,078
CURRENT LIABILITIES:
Outstanding checks in excess of
 cash balances                     $     51,486   $  3,061,474
Accounts payable                      3,661,794      6,201,388
Notes payable                           800,000              -
Accrued income and general taxes      2,100,678        886,471
Accrued interest                        998,479      1,211,147
Accrued vacation                      1,278,939      1,033,659
Dividends declared                    1,783,076              -
Other                                   318,699        320,501
                                   $ 10,993,151   $ 12,714,640

DEFERRED CREDITS AND
 NON-CURRENT LIABILITIES:
Capital lease obligations          $  2,538,553   $  2,542,096
Deferred income taxes                23,361,881     23,935,040
Investment tax credit                 5,635,951      5,744,971
Accrued claims and benefits           1,751,826      1,511,723
Deferred revenues                     2,698,818      2,728,664
Regulatory liabilities, net           2,258,228      1,370,996
Other                                 1,168,482        874,763
                                   $ 39,413,739   $ 38,708,253
                                   $177,040,162   $180,984,971

      The accompanying Notes to Financial Statements are
       an integral part of these statements.


ST. JOSEPH LIGHT & POWER COMPANY

STATEMENTS OF CAPITALIZATION
                                   March 31,
                                     1994         December 31,
                                  (Unaudited)        1993

COMMON STOCK AND RETAINED
 EARNINGS:
Common stock--authorized
 25,000,000 shares, without
 par value, issued 4,626,374
 shares                            $ 33,816,099   $ 33,816,099
Retained earnings                    55,165,896     56,745,217
Other paid-in capital                   380,148        362,273
Less-treasury stock, at cost,
 663,983 and 617,818 shares,
 respectively                       (15,828,871)   (14,461,511)
                                   $ 73,533,272   $ 76,462,078

LONG-TERM DEBT:
First Mortgage Bonds-
9.44% Series due
 February 1, 2021                  $ 22,500,000   $ 22,500,000
7-3/8% Pollution Control
 Revenue Bonds, Series due
 February 1, 2013                     5,600,000      5,600,000
                                   $ 28,100,000   $ 28,100,000

Medium-term notes-
5.77% due December 8, 1998         $  5,000,000   $  5,000,000
7.13% due November 29, 2013           1,000,000      1,000,000
7.16% due November 29, 2013           9,000,000      9,000,000
7.17% due December 1, 2023            7,000,000      7,000,000
7.33% due November 30, 2023           3,000,000      3,000,000
                                   $ 25,000,000   $ 25,000,000
Total first mortgage bonds and
 medium-term notes                 $ 53,100,000   $ 53,100,000

Total Capitalization               $126,633,272   $129,562,078






      The accompanying Notes to Financial Statements are an
       integral part of these statements.




PAGE

ST. JOSEPH LIGHT & POWER COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited Interim Report)
                                        Three Months Ended
                                              March 31
                                        1994         1993
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                         $ 2,002,430    $ 2,481,843
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                         2,412,817      2,345,015
Pension expense                              -       (285,823)
Other post retirement benefits         157,413        178,344
Deferred taxes and investment tax
 credits                              (209,013)       141,848
Allowance for equity funds used
 during construction                   (55,562)       (25,334)
Net changes in working capital
 items not considered elsewhere:
 Accounts receivable and unbilled
  revenue                          $ 1,924,071    $   595,457
  Fuel                                 448,137      1,600,306
 Accounts payable and outstanding
 checks                             (5,549,582)    (3,776,406)
 Accrued income and general taxes    1,214,207      1,386,979
 Other, net                            611,125       (206,065)
Net change in regulatory
 liabilities                           236,010              -
Net changes in other assets and
 liabilities                            77,703       (446,234)
Net cash provided by operating
 activities                        $ 3,269,756    $ 3,989,930

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Gross additions to plant           $(2,455,107)   $(2,453,330)
Allowance for borrowed funds
 used during construction               26,862         11,581
Investments                          1,709,132        223,043
Other                                   28,700         13,753
Net cash used in investing
 activities                        $  (690,413)   $(2,204,953)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Long-term debt reacquired          $         -    $   (27,000)
Increase in notes payable              800,000              -
Common stock (purchased)/issued
 from treasury stock                (1,367,360)       123,961
Dividends paid                      (1,798,675)    (1,762,163)
Net cash used in financing
 activities                        $(2,366,035)   $(1,665,202)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                       $   213,308    $   119,775

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   269,720        279,613

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                         $   483,028    $   399,388

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid during period:
Interest                           $ 1,282,957    $ 1,788,546
Income taxes                       $   584,799    $   533,280

















      For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to financial Statements are an integral part of these statements.


ST. JOSEPH LIGHT & POWER COMPANY

STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)
                                        Three Months Ended
                                              March 31
                                        1994           1993
Balance at beginning of period     $56,745,217    $55,877,164
Net income                           2,002,430      2,481,843
                                   $58,747,647    $58,359,007
Dividends on common stock            3,581,751      3,526,159

Balance at end of period           $55,165,896    $54,832,848


                                        Twelve Months Ended
                                              March 31
                                        1994           1993
Balance at beginning of period     $54,832,848    $51,786,569
Net income                           7,442,790     10,028,794
                                   $62,275,638    $61,815,363
Dividends on common stock            7,109,742      6,982,515

Balance at end of period           $55,165,896    $54,832,848













      The accompanying Notes to Financial Statements are an
      integral part of these statements.

NOTES TO FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

The Company's interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Company's Form 10-K Annual Report for 1993. There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is in some respects dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year.


MANAGEMENT STATEMENT

The information contained in these financial statements reflects all adjustments which are, in the opinion of management necessary to state fairly the results of the interim periods.
ST. JOSEPH LIGHT & POWER COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL - The Company is a public utility engaged primarily in the business of generating and distributing electric energy in a ten-county area in northwestern Missouri. It also sells natural gas and industrial steam in limited areas.

In November 1993, the Company filed a request with the Missouri Public Service Commission (MPSC) to increase annual electric revenues by $5.5 million. The increase would be applied equally to all customer classes. In December 1993, the Company filed a request to increase industrial steam revenues by $800,000. Hearings on these requests are scheduled for late June and early August, respectively. The MPSC has until late 1994 to decide the cases.

RESULTS OF OPERATIONS - Electric retail sales and other revenues decreased 2.1% for the three months ended, and increased 2.9% for the twelve months ended March 31, 1994. Both periods were adversely affected by a $876,000 annual rate reduction which became effective July 5, 1993 and the loss of two major industrial customers in 1993. Despite the business losses, megawatt-hour sales for the twelve months ended increased 3.1% primarily due to greater residential and commercial cooling requirements during the summer of 1993.

Expanded transactions with regional utilities increased sales for resale and related purchase power expense for the three and twelve month periods.

Other revenues increased in both periods due to an increase in natural gas revenues. The increase reflects a $275,000 annual price adjustment approved by the MPSC in April 1993 and higher prices for purchased gas. The latter is reflected in the Purchased Gas Adjustment and is passed on to customers. The increase was partially offset by reductions in industrial steam revenue in both periods, due to the loss of a major steam customer in late 1993.

Energy costs decreased .8% for the three months ended and increased 14.4% for the twelve months ended. The increase in the twelve month period was the result of higher system requirements, increased fuel and purchased power costs and the limited availability of the Iatan plant during late 1993. Iatan is the Company's most efficient unit.

Gas purchased for resale increased in both periods due to the increased sales and higher unit prices for natural gas.

Other operations increased for both periods reflecting the effects of the June 1993 rate case order which changed the Company's accounting policies for pension expense. Also impacting the twelve month period was a one-time charge of $4.6 million mandated by the rate order for pension and rate case expenses and the implementation of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, in January 1993.

For the three and twelve months ended, maintenance expense increased 6.1% and 9.4% respectively primarily due to increased maintenance requirements at the Iatan plant. Maintenance for the twelve month period was significantly impacted by an extended outage at the Iatan plant in late 1993.

Depreciation expense increased during the periods as a result of additional plant investments.

General taxes decreased for the three months ended period and increased for the twelve months ended period. The twelve month period increase was primarily due to city license taxes which are based on revenues.

The decrease in income tax expense for the periods was the result of lower pre-tax earnings and the effect of the July 1993 rate case order related to deferred taxes. The rate order required the Company to change its accounting policy regarding the recognition of certain temporary differences. A one-time addition to earnings related to these differences of $2.7 million impacted the twelve month ended period.

Interest expense decreased 8.3% for the three months ended period and 6.4% for the twelve month ended period, primarily due to replacing five issues of first mortgage bonds with lower interest medium-term notes in late 1993.


LIQUIDITY AND CAPITAL RESOURCES - At March 31, 1994, the Company had $.5 million in cash and temporary investments and $1.2 million in other investments. The Company has $6.4 million in conventional lines of credit and $10 million unused in another short-term arrangement to meet short-term cash needs. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $14.8 million for 1994 and about $99 million during the next five years. Construction requirements will be met primarily with internally generated funds supplemented by external financing as necessary.

PART II
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
b.  No Form 8-K Current Report was filed during the quarter ended
           March 31, 1994.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ST. JOSEPH LIGHT & POWER COMPANY
              (Registrant)



L. J. STOLL
Vice President-Finance, Treasurer
and Assistant Secretary
(Duly Authorized Officer)

Dated:  May 11, 1994