Form 10-Q
period 1994-06-30
ST JOSEPH LIGHT & POWER CO
filed 1994-08-12
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 1994


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number                  1-3576



ST. JOSEPH LIGHT & POWER COMPANY
(Exact name of registrant as specified in its charter)



State of Missouri                    44-04l9850
State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification No.)


520 Francis Street, P. O. Box 998, St. Joseph, Missouri 64502-0998

(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code (816) 233-8888






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

    Common Stock, without par value
3,917,791 shares                      (Class)
                (Outstanding at July 31, 1994)
ST. JOSEPH LIGHT & POWER COMPANY

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





STATEMENTS OF INCOME



(Unaudited Interim Report)








Three Months Ended







June 30







1994

1993











OPERATING REVENUES:


















Electric



















Retail sales & other
$
17,623,285

$
17,333,304














Sales for resale

2,876,819


371,762














Other

2,200,451


2,594,536















$
22,700,555

$
20,299,602














OPERATING EXPENSES:



















Production fuel
$
4,399,769

$
3,502,837














Purchased power-System energy
1,791,867


1,870,856














                Resale
2,663,541


318,633














Gas purchased for resale

445,532


338,384














Other operations

(570,800)


9,325,774














Maintenance

1,538,014


1,909,053














Depreciation

2,476,350


2,356,912














Taxes - General

1,546,357


1,554,349














         Income

2,879,577


(3,776,096)















$
17,170,207

$
17,400,702














OPERATING INCOME
$
5,530,348

$
2,898,900


































OTHER INCOME &
DEDUCTIONS:



















Allowance for equity funds used

















 during construction
$
42,272

$
46,964














Other - including income taxes on

















    nonutility operations

(47,955)


1,688















$
(5,683)

$
48,652














INCOME BEFORE INTEREST
CHARGES
$
5,524,665

$
2,947,552


































INTEREST CHARGES (Net):



















 Long-term debt
$
1,065,750

$
1,133,695














 Interest on bank notes

35,395


11,550














 Other

26,698


18,798














 Allowance for borrowed funds used

















      during construction

(29,584)


(21,139)















$
1,098,259

$
1,142,904


































NET INCOME AVAILABLE



















FOR COMMON STOCK
$
4,426,406

$
1,804,648


































WTD. AVERAGE COMMON



















  SHARES OUTSTANDING

3,955,358


4,009,081


































EARNINGS PER AVERAGE



















  COMMON SHARE

$1.12


$0.45


































DIVIDENDS PAID PER
 COMMON SHARE
$0.45


$0.44















 STATEMENT OF INCOME
 (Unaudited Interim Report)














Six Months Ended











June 30











1994

1993

























OPERATING REVENUES:



















 Electric



















 Retail sales & other
$
35,678,670

$
35,783,378














 Sales for resale

3,170,990


598,127














 Other

6,665,287


6,676,295















$
45,514,947

$
43,057,800














OPERATING EXPENSES:



















 Production fuel
$
8,780,818

$
8,148,750














 Purchased power-System energy

3,693,171


3,557,904














                    Resale

2,896,189


397,970














 Gas purchased for resale

2,333,402


1,520,740














 Other operations

4,339,933


13,853,348














 Maintenance

3,278,998


3,550,074














 Depreciation

4,889,167


4,701,927














 Taxes - General

3,187,856


3,239,364














         Income

3,563,082


(2,488,690)















$
36,962,616

$
36,481,387














OPERATING INCOME
$
8,552,331

$
6,576,413


































OTHER INCOME &
DEDUCTIONS:



















Allowance for equity funds used



















 during construction
$
97,834

$
72,298














Other - including income taxes



















on nonutility operations

(57,530)


(57,394)















$
40,304

$
14,904














INCOME BEFORE INTEREST
CHARGES
$
8,592,635

$
6,591,317


































INTEREST CHARGES (Net):



















Long-term debt
$
2,129,304

$
2,286,010














Interest on bank notes

37,630


16,976














Other

53,311


34,560














Allowance for borrowed funds



















use during construction

(56,446)


(32,720)















$
2,163,799

$
2,304,826


































NET INCOME AVAILABLE



















FOR COMMON STOCK
$
6,428,836

$
4,286,491


































WTD. AVERAGE COMMON



















  SHARES OUTSTANDING

3,971,793


4,007,346


































EARNINGS PER AVERAGE



















  COMMON SHARE

$1.62


$1.07


































DIVIDENDS PAID PER
 COMMON SHARE

$0.90


$0.88















 STATEMENT OF
INCOMEME



















Twelve Months Ended















June 30















1994

1993



















































OPERATING REVENUES:



















Electric



















Retail sales & other
$
74,156,246

$
72,855,184














Sales for resale

4,002,321


681,686














Other

12,837,634


12,366,373















$
90,996,201

$
85,903,243














OPERATING EXPENSES:



















Production fuel
$
17,019,835

$
16,173,997














Purchased power-System energy

9,704,391


7,044,339














                    Resale

3,560,436


452,894














Gas purchased for resale

3,829,627


2,574,599














Other operations

14,319,005


22,059,130














Maintenance

7,914,657


7,510,560














Depreciation

9,701,437


9,309,939














Taxes - General

6,232,598


6,215,152














        Income

4,489,943


255,293















$
76,771,929

$
71,595,903














OPERATING INCOME
$
14,224,272

$
14,307,340


































OTHER INCOME &
DEDUCTIONS:



















Allowance for equity funds used



















     during construction
$
161,849

$
130,955














Other - including income taxes



















on nonutility operations

(5,266)


36,217















$
156,583

$
167,172














INCOME BEFORE INTEREST
CHARGES
$
14,380,855

$
14,474,512


































INTEREST CHARGES (Net):



















    Long-term debt
$
4,201,729

$
4,590,815














    Interest on bank notes

122,734


18,043














    Other

88,120


81,540














    Allowance for borrowed
funds used



















      during construction

(96,276)


(62,642)















$
4,316,307

$
4,627,756


































NET INCOME AVAILABLE



















FOR COMMON STOCK
$
10,064,548

$
9,846,756


































WTD. AVERAGE COMMON



















  SHARES OUTSTANDING

3,990,415


4,011,919


































EARNINGS PER AVERAGE



















  COMMON SHARE

$2.52


$2.45


































DIVIDENDS PAID PER
 COMMON SHARE

$1.78


$1.74


































      The accompanying
Notes to Financial Statements
are an integral part of these
statements.








































































































































PAGE

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS


                                       June 30,          December 31,
                                       1994                  1993
                                     (Unaudited)
ASSETS
UTILITY PLANT:
Electric             $264,407,225   $262,816,268
Other                   9,505,555 9,461,245
                     $273,912,780   $272,277,513
Less-Reserves for     133,769,660    131,107,136
depreciation         $140,143,120   $141,170,377
Construction work in progress     5,852,992          4,166,823
                     $145,996,112   $145,337,200

OTHER INVESTMENTS, at cost     $  2,343,232       $    669,238

CURRENT ASSETS:
Cash and cash equivalents      $    487,316       $    269,720
Temporary investments     987,813 2,206,263
Receivables, less reserves        6,780,320          7,986,400
Unbilled revenue        3,322,746 3,452,270
Fuel, at average cost   2,885,587 2,829,947
Materials and supplies, at        5,038,743          5,011,198
average cost
Prepayments and other   1,383,121 1,173,467
                     $ 20,885,646   $ 22,929,265
DEFERRED CHARGES:
Debt expense         $  1,437,695   $  1,475,350
Lease payments receivable         3,720,064          3,781,793
Prepaid pension expense 6,642,136 6,108,963
Regulatory assets, net  3,602,065         -
Other                     834,321   683,162
                     $ 16,236,281   $ 12,049,268
                     $185,461,271   $180,984,971
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings              $77,415,479    $76,462,078
Long-term debt         53,100,00053,100,000
                     $130,515,479   $129,562,078
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances        $    544,401       $  3,061,474
Accounts payable        3,915,852 6,201,388
Notes payable           5,500,000         -
Accrued income & general taxes    2,322,819            886,471
Accrued interest        1,502,371 1,211,147
Accrued vacation        1,337,530 1,033,659
Other                     328,857   320,501
                     $ 15,451,830   $ 12,714,640

DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations      $  2,534,939       $  2,542,096
Deferred income taxes  25,312,033     23,935,040
Investment tax credit   5,526,931 5,744,971
Accrued claims and benefits       2,284,698          1,511,723
Deferred revenues       2,668,998 2,728,664
Regulatory liabilities, net     - 1,370,996
Other                   1,166,363   874,763
                     $ 39,493,962   $ 38,708,253
                     $185,461,271   $180,984,971

      The accompanying Notes to Financial Statements are an
integral part of these statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                                 June 30,     December 31,
                                 1994       1993
                       (Unaudited)
COMMON STOCK AND RETAINED EARNINGS:
Common stock--authorized 25,000,000
shares, without par value, issued
4,626,374 shares      $33,816,099   $ 33,816,099
Retained earnings      59,593,78756,745,217
Other paid-in capital     380,148   362,273
Less-treasury stock, at cost,
682,983 and 617,818 shares
respectively          (16,374,555)   (14,461,511)
                      $77,415,479    $76,462,078

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021      $22,500,000    $22,500,000
7-3/8% Pollution Control Revenue Bonds,
Series due February 1, 2013       5,600,000          5,600,000
                     $ 28,100,000  $  28,100,000

Medium-term Notes-
5.77% due December 8, 1998     $  5,000,000       $  5,000,000
7.13% due November 29, 2013       1,000,000          1,000,000
7.16% due November 29, 2013       9,000,000          9,000,000
7.17% due December 1, 2023        7,000,000          7,000,000
7.33% due November 30, 2023       3,000,000          3,000,000
                     $ 25,000,000   $ 25,000,000
Total first mortgage bonds     $ 53,100,000       $ 53,100,000
and medium-term notes

Total Capitalization $130,515,479   $129,562,078











      The accompanying Notes to Financial Statements
 are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited Interim Report)
                                         Six Months Ended June 30
                                            1994            1993




CASH FLOWS FROM OPERATING ACTIVITIES:
Net income             $6,428,836    $ 4,286,491
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation            4,889,167 4,701,927
Pension expense        (5,823,511)3,979,959
Other post retirement
 benefits                 525,250   381,383
Deferred taxes and investment
tax credits             1,873,879(4,581,137)
Allowance for equity funds used
during construction       (97,834)  (72,298)
Net change in working capital items
not considered elsewhere:
Accounts receivable and unbilled
revenue                 1,335,604 1,016,396
Fuel                      (55,640)1,069,484
Accounts payable and outstanding
checks                 (4,802,609)    (3,669,267)
Accrued income and general taxes  1,436,348          1,014,018
Other, net                (72,702) (480,990)
Net changes in regulatory
liabilities               859,930   600,996
Net changes in other assets
and liabilities          (925,379) (486,919)
Net cash provided by
operating activities  $ 5,571,339    $ 7,760,043

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant        $(5,002,723)       $(5,413,709)
Allowance for borrowed funds used
during construction        56,446    32,720
Investments              (455,544)  147,545
Other                      41,388    39,576
Net cash used in investing
activities            $(5,360,433)   $(5,193,868)

CASHFLOWS FROM FINANCING ACTIVITIES:
Long-term debt reacquired       $         -       $ (1,194,000)
Increase in notes payable         5,500,000          2,100,000
Common stock (purchased)/
issued from treasury stock       (1,913,044)            82,124
Dividends paid         (3,580,266)    (3,526,161)
Net cash used in financing
activities                 $6,690    $(2,538,037)

NET INCREASE IN CASH AND
CASH EQUIVALENTS     $    217,596    $    28,138

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD    269,720   279,613

CASH AND CASH EQUIVALENTS AT END
OF PERIOD             $   487,316    $   307,751

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during period:
Interest              $ 1,884,711    $ 2,328,253
Income taxes           $2,004,156    $ 2,481,980

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to Financial
Statements are an integral part of these statements.

PAGE

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)

                                                Three Months Ended
                                                June  30
                          1994    1993


Balance at beginning
  of period           $55,165,896    $54,832,846
Net Income              4,426,406 1,804,648
                      $59,592,302    $56,637,494
 Dividends on common stock (1,485)        -

 Balance at end of period       $59,593,787        $56,637,494

                                                     Six Months Ended
                                                                                                            June 30

                                                   1994               1993
Balance at beginning
  of period           $56,745,217    $55,877,164
Net Income              6,428,836 4,286,491
                      $63,174,053    $60,163,655
Dividends on common stock         3,580,266          3,526,161

Balance at end of period        $59,593,787        $56,637,494

                                 Twelve Months Ended
                     June 30
                                                 1994              1993
Balance at beginning
  of period           $56,637,494    $53,773,256
 Net Income            10,064,548 9,846,756
                      $66,702,042    $63,620,012
 Dividends on common stock        7,108,255          6,982,518

 Balance at end of period       $59,593,787        $56,637,494


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


2.  REGULATORY MATTERS

 In November 1993 the Company filed a request with the Missouri Public Service Commission (MPSC) to increase annual electric revenues by $5.5 million. In June 1994 the MPSC ruled on the request increasing annual electric revenues by approximately $2.15 million effective June 15, 1994.

 The 1994 MPSC rate order required the Company to change its regulatory accounting policies for pension expense. The order provides for pension expense to be recognized on an accrual basis for ratemaking purposes rather than on a funding basis as previously required. In response to the MPSC order the Company recorded a one time adjustment reducing pension expense by approximately $5.9 million, thus eliminating a regulatory liability established as a result of a 1993 MPSC rate order. The effect on the 1994 periods was to decrease pension expense by $5.9 million and increase associated income tax expense by $2.6 million.

      The 1994 MPSC rate order also required that other post employment benefits (OPEB) be accounted for on an accrual basis for ratemaking purposes. The ruling will not change the Company's financial policy of accounting for OPEB expense on an accrual basis as required under Statement of Financial Accounting Standards No. 106, however, the ruling will permit the accrual level of expenses to be recoverable in revenues.

      In December 1993, the Company filed a request with the MPSC to increase industrial steam revenues by $800,000.
Hearings on the request were held in August and a ruling is expected later this year.


MANAGEMENT STATEMENT

      The information contained in these financial statements reflects all adjustments which are, in the opinion of management, necessary to state fairly the results of the interim periods.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL - The Company is a public utility engaged primarily in the business of generating and distributing electric energy in a ten-county area in northwestern Missouri. It also sells natural gas and industrial steam in limited areas.

RESULTS OF OPERATIONS - Electric retail sales and other revenues increased 1.7% for the three months ended, decreased .3% for the six months ended and increased 1.8% for the twelve months ended June 1994. While all three periods were adversely affected by the June 1993 rate reduction and the loss of two major industrial customers in 1993, the increase in sales to the residential and commercial segments more than offset the losses in the three and twelve months ended periods.

      Sales for resale and related purchased power expense increased in the three periods due to expanded transactions with a regional utility.

      Other revenues decreased for the three and six months ended periods and increased for the twelve month period. Industrial steam revenues were down for all periods due to the loss of a major steam customer in late 1993. Increased natural gas revenues for the three periods reflect a $275,000 annual price adjustment approved by the MPSC in April 1993 and higher prices for purchased gas which is passed on to the customers in the Purchased Gas Adjustment.

      As a result of higher purchased power prices and the amortization of previously incurred costs for ash disposal at the Lake Road facility, energy costs increased 15.2%, 6.6%, and 15.1% for the three, six and twelve month periods respectively.
The twelve months ended period was also impacted by the limited availability of the Iatan plant during late 1993. Iatan is the Company's most efficient unit.

      Other operations decreased for all periods reflecting the effects of the 1993 and 1994 rate case orders. The 1993 order required the Company to change the method of accounting for pension expense resulting in a one-time charge of $4.6 million. The 1994 order eliminated the regulatory liability established as a result of the 1993 rate order and reduced pension expense by a one-time adjustment of $5.9 million. (Refer to Note 2 in the Notes to Financial Statements.)

      Maintenance expenses decreased 19.4% and 7.6% for the three and six months ended periods respectively primarily due to reduced Lake Road maintenance expense. The extended outage at the Iatan plant in late 1993 significantly impacted the twelve month ended period resulting in a 5.4% increase over the prior year.

      The increase in depreciation expense during the periods reflects additional plant investments.

      Income tax expense increased in the three periods primarily due to the effects of the 1993 and 1994 rate orders on deferred taxes. The 1993 order required the Company to change its recognition of the tax effects of certain temporary differences from a normalized to a flow-through basis. The policy change, in addition to the tax effect associated with other rate adjustments, resulted in a decrease in income tax expense of approximately
$4.6 million. Deferred taxes recorded in association with the 1994 pension adjustment increased income tax expense by $2.6 million. Partially offsetting the increases for the periods were reductions in pre-tax earnings.

      The decline in interest rates for the periods was primarily the result of replacing five issues of first mortgage bonds with lower interest medium term notes in late 1993.

      In addition to the above noted items, earnings per share for all periods were impacted by the repurchase of treasury stock in 1994.


LIQUIDITY AND CAPITAL RESOURCES - At June 30, 1994, the Company had $1.5 million in cash and temporary investments and $2.3 million in other investments. The Company has $6.4 million in conventional lines of credit and $10 million in another short-term arrangement to meet short-term cash needs. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

      The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $14.8 million for 1994 and about $99 million during the next five years. Construction requirements will be met primarily with internally generated funds supplemented by external financing as necessary.

                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

a.  The annual meeting of common stockholders was held May
18, 1994.

  b. The following persons were re-elected Directors of the Company to serve until the 1997 annual meeting of common stockholders.
 Daniel A. Burkhardt (3,188,961 votes for; 251,788 withheld) James A. Carolus (3,190,387 votes for; 250,362 withheld) Terry F. Steinbecker (3,193,073 votes for; 247,676 withheld)

  c. A Long-Term Incentive Plan for key employees was approved (2,836,993 votes for; 519,647 against; and 84,108 withheld)

  d. The appointment of Arthur Andersen & Co. as independent auditors for 1994 was approved. (3,380,680 votes for; 30,994 against; and 29,074 withheld)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  b. Form 8-K regarding the June 1994 rate order was filed on
June 3, 1994.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH LIGHT & POWER COMPANY
(Registrant)



Dated:  August 12, 1994

L. J. STOLL
Vice President-Finance, Treasurer
  and Assistant Secretary
(Duly Authorized Officer)