Form 10-Q
period 1994-09-30
ST JOSEPH LIGHT & POWER CO
filed 1994-11-14
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1994


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


520 Francis Street, P. O. Box 998, St. Joseph, Missouri   64502-
0998
(Address of principal executive offices)                 (Zip
Code)


Registrant's telephone number, including area code    (816) 233-
8888





Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (l) has filed all reports required to be filedby Section l3 or l5(d) of the Securities Exchange
Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value    3,907,891 shares
 (Class) (Outstanding at October 31, 1994)

ST. JOSEPH LIGHT & POWER COMPANY

FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's l993 Annual Report to Shareholders incorporated by reference in the Company's
Form l0-K Annual Report for l993.


STATEMENTS OF INCOME
(UNAUDITED INTERIM REPORT)

                                          Three Months Ended
                                          September 30
                                          1994          1993
OPERATING REVENUES:
Electric
Retail sales & other                  $ 22,091,769  $ 21,298,080
Sales for resale                            75,979       680,847
    Other                                1,859,051     2,141,021
                                      $ 24,026,799  $ 24,119,948
OPERATING EXPENSES:
Production fuel                       $  5,051,619  $  4,493,907
Purchased power-System energy            1,817,989     2,348,039
Resale                                      61,008       557,478
Gas purchased for resale                   200,078       214,774
Other operations                         4,448,380     4,686,859
Maintenance                              2,187,238     1,882,356
Depreciation                             2,499,598     2,393,472
Taxes - General                          1,653,996     1,645,222
Income                                   1,619,241     1,522,874
                                      $ 19,539,147  $ 19,744,981
OPERATING INCOME                      $  4,487,652  $  4,374,967

OTHER INCOME & DEDUCTIONS:
Allowance for equity funds used       $     16,792  $     51,951
  during construction
Other - including income taxes              (4,790)          319
 on nonutility operations
                                      $     12,002  $     52,270
INCOME BEFORE INTEREST CHARGES        $  4,499,654  $  4,427,237

INTEREST CHARGES (Net):
Long-term debt                        $  1,065,750  $  1,112,591
Interest on bank notes                      67,517        24,110
Other                                       26,697        15,760
Allowance for borrowed funds               (24,719)      (34,060)
used during construction
                                      $  1,135,245  $  1,118,401

NET INCOME AVAILABLE FOR              $  3,364,409  $  3,308,836
COMMON STOCK

WEIGHTED AVERAGE COMMON                  3,917,108     4,009,081
SHARES OUTSTANDING

EARNINGS PER AVERAGE COMMON SHARE            $0.86         $0.83

DIVIDENDS PAID PER COMMON SHARE              $0.45         $0.44


                                          Nine Months Ended
                                          September 30
                                          1994          1993

OPERATING REVENUES:
Electric
Retail sales & other                  $ 57,770,439  $ 57,081,458
Sales for resale                         3,246,969     1,278,974
Other                                    8,524,338     8,817,316
                                      $ 69,541,746  $ 67,177,748
OPERATING EXPENSES:
Production fuel                       $ 13,832,437  $ 12,642,657
Purchased power-System energy            5,511,160     5,905,943
Resale                                   2,957,197       955,448
Gas purchased for resale                 2,533,480     1,735,514
Other operations                         8,788,313    18,540,207
Maintenance                              5,466,236     5,432,430
Depreciation                             7,388,765     7,095,399
Taxes - General                          4,841,852     4,884,586
Income                                   5,182,323      (965,816)
                                      $ 56,501,763  $ 56,226,368
OPERATING INCOME                      $ 13,039,983  $ 10,951,380

OTHER INCOME & DEDUCTIONS:
Allowance for equity funds used       $    114,627  $    124,249
during construction
Other - including income taxes             (62,321)      (57,075)
on nonutility operations
                                          $     52,306  $     67,174
INCOME BEFORE INTEREST CHARGES        $ 13,092,289  $ 11,018,554

INTEREST CHARGES (Net):
Long-term debt                        $  3,195,054  $  3,398,601
Interest on bank notes                     105,147        41,086
Other                                       80,008        50,320
Allowance for borrowed funds               (81,165)      (66,780)
used during construction
                                      $  3,299,044  $  3,423,227

NET INCOME AVAILABLE FOR              $  9,793,245  $  7,595,327
COMMON STOCK

WEIGHTED AVERAGE COMMON                  3,953,565     4,007,924
SHARES OUTSTANDING

EARNINGS PER AVERAGE COMMON SHARE            $2.48         $1.90

DIVIDENDS PAID PER COMMON SHARE              $1.35         $1.32


                                          Twelve Months Ended
                                          September 30
                                          1994          1993
OPERATING REVENUES:
Electric
Retail sales & other                  $ 74,949,935  $ 74,742,075
Sales for resale                         3,397,453     1,311,603
Other                                   12,555,664    12,407,530
                                      $ 90,903,052  $ 88,461,208
OPERATING EXPENSES:
Production fuel                       $ 17,577,547  $ 16,990,380
Purchased power-System energy            9,174,341     7,557,437
Resale                                   3,063,966       977,454
Gas purchased for resale                 3,814,931     2,703,916
Other operations                        14,080,526    22,598,531
Maintenance                              8,219,539     7,611,024
Depreciation                             9,807,563     9,414,311
Taxes - General                          6,241,372     6,372,035
Income                                   4,586,310         6,669
                                      $ 76,566,095  $ 74,231,757
OPERATING INCOME                      $ 14,336,957  $ 14,229,451

OTHER INCOME & DEDUCTIONS:
Allowance for equity funds used       $    126,691  $    141,680
during construction
Other - including income taxes             (10,379)        8,638
on nonutility operations
                                      $    116,312  $    150,318
INCOME BEFORE INTEREST CHARGES        $ 14,453,269  $ 14,379,769

INTEREST CHARGES (Net):
Long-term debt                        $  4,154,888  $  4,551,004
Interest on bank notes                     166,141        41,086
Other                                       99,057        77,220
Allowance for borrowed funds               (86,935)      (75,671)
used during construction
                                      $  4,333,151  $  4,593,639

NET INCOME AVAILABLE FOR              $ 10,120,118  $  9,786,130
COMMON STOCK

WEIGHTED AVERAGE COMMON                  3,967,422     4,008,285
SHARES OUTSTANDING

EARNINGS PER AVERAGE COMMON SHARE            $2.55         $2.44

DIVIDENDS PAID PER COMMON SHARE              $1.79         $1.75






The accompanying Notes to Financial Statements are an integral part of these statements.

           ST. JOSEPH LIGHT & POWER COMPANY

             BALANCE SHEETS

                                          September 30,
                                          1994           December 31,
                                          (Unaudited)    1993
             ASSETS
             UTILITY PLANT:
             Electric                     $269,525,460   $262,816,268
             Other                           9,684,000      9,461,245
                                          $279,209,460   $272,277,513
             Less - Reserves for           135,887,997    131,107,136
             depreciation                 $143,321,463   $141,170,377
             Construction work in progress   2,927,329      4,166,823
                                          $146,248,792   $145,337,200

             OTHER INVESTMENTS            $  2,341,794   $    669,238

             CURRENT ASSETS:
             Cash and cash equivalents    $    513,453   $    269,720
             Temporary investments             989,729      2,206,263
             Receivables, less reserves      7,104,378      7,986,400
             Unbilled revenue                3,063,054      3,452,270
             Fuel, at average cost           2,674,774      2,829,947
             Materials and supplies,         5,179,240      5,011,198
             at average cost
             Prepayments and other           1,609,646      1,173,467
                                          $ 21,134,274   $ 22,929,265
             DEFERRED CHARGES
             Debt expense                 $  1,415,497   $  1,475,350
             Lease payments receivable       3,689,199      3,781,793
             Prepaid pension expense         7,057,523      6,108,963
             Regulatory assets, net          3,091,189              -
             Other                             735,093        683,162
                                          $ 15,988,501   $ 12,049,268
                                          $185,713,361   $180,984,971

             CAPITALIZATION & LIABILITIES
             CAPITALIZATION (See Statements):
             Common stock and retained    $ 76,319,242   $ 76,462,078
             earnings
             Long-term debt                 53,100,000     53,100,000
                                          $129,419,242   $129,562,078
             CURRENT LIABILITIES:
             Outstanding checks in excess $    712,844   $  3,061,474
             cash balances
             Accounts payable                2,935,460      6,201,388
             Notes payable                   4,100,000              -


             Accrued income and general      4,463,663        886,471
             taxes
             Accrued interest                1,309,116      1,211,147
             Accrued vacation                1,276,432      1,033,659
             Dividends declared              1,758,551              -
             Other                             353,757        320,501
                                          $ 16,909,823   $ 12,714,640
             DEFERRED CREDITS AND
             NON-CURRENT LIABILITIES:
             Capital lease obligations    $  2,531,254   $  2,542,096
             Deferred income taxes          25,246,466     23,935,040
             Investment tax credit           5,417,911      5,744,971
             Accrued claims and benefits     2,315,442      1,511,723
             Deferred revenues               2,639,206      2,728,664
             Regulatory liabilities, net             -      1,370,996
             Other                           1,234,017        874,763
                                          $ 39,384,296   $ 38,708,253
                                          $185,713,361   $180,984,971


             The accompanying Notes to Financial Statements are are an integral part of these statements.

    ST. JOSEPH LIGHT & POWER COMPANY

    STATEMENTS OF CAPITALIZATION


                                         September 30,
                                         1994           December 31,
                                         (Unaudited)    1993
    COMMON STOCK AND RETAINED EARNINGS:
    Common stock--authorized 25,000,000 shares,
    without par value, issued 4,626,374  $ 33,816,099   $ 33,816,099
    shares
    Retained earnings                      59,435,740     56,745,217
    Other paid-in capital                     380,148        362,273
    Less-treasury stock, at cost, 718,483 and 617,818
    shares, respectively                  (17,312,745)   (14,461,511)
                                         $ 76,319,242   $ 76,462,078

    LONG-TERM DEBT:
    First Mortgage Bonds -
    9.44% Series due February 1, 2021    $ 22,500,000   $ 22,500,000
    7-3/8% Pollution Control Revenue Bonds
    Series due February 1, 2013             5,600,000      5,600,000
                                         $ 28,100,000   $ 28,100,000

    Medium-term Notes-
    5.77% due December 8, 1998           $  5,000,000   $  5,000,000
    7.13% due November 29, 2013             1,000,000      1,000,000
    7.16% due November 29, 2013             9,000,000      9,000,000
    7.17% due December 1, 2023              7,000,000      7,000,000
    7.33% due November 30, 2023             3,000,000      3,000,000
                                         $ 25,000,000   $ 25,000,000
    Total Long-Term Debt                 $ 53,100,000   $ 53,100,000

    Total Capitalization                 $129,419,242   $129,562,078

    ST. JOSEPH LIGHT & POWER COMPANY

    STATEMENTS OF CASH FLOWS
    (UNAUDITED INTERIM REPORT)

                                                 Nine Months Ended
                                                 September 30
                                                    1994          1993
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                  $ 9,793,245   $ 7,595,327
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                  7,388,765     7,095,399
    Pension expense                              (6,238,898)    3,979,959
    Other post retirement benefits                  753,471       624,758
    Deferred taxes and investment tax credits     1,699,292    (2,904,822)
    Allowance for equity funds used during
    construction                                   (114,627)     (124,249)
    Net changes in working capital items not
    considered elsewhere:
    Accounts receivable and unbilled revenue      1,271,238      (364,453)
    Fuel                                            155,173     2,409,020
    Accounts payable and outstanding checks      (5,614,558)   (3,589,561)
    Accrued income and general taxes              3,577,192     1,702,109
    Other, net                                     (669,177)     (870,413)
    Net change in regulatory assets and
    liabilities                                   1,370,806    (1,581,924)
    Net changes in other assets and liabilities    (826,955)     (705,283)
    Net cash provided by operating activities   $12,544,967   $13,265,867

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Gross additions to plant                    $(7,864,434)  $(8,440,131)
    Allowance for borrowed funds used
    during construction                              81,165        66,780
    Investments                                    (456,022)      142,838
    Other                                            33,462        57,468
    Net cash used in investing activities       $(8,205,829)  $(8,173,045)


    CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt reacquired                   $         -   $ 1,900,000
    Increase (decrease) in notes payable          4,100,000    (1,794,000)
    Common stock (purchased)/issued from
    treasury stock                               (2,851,234)       82,124
    Dividends paid                               (5,344,171)   (5,290,154)
    Net cash used in financing activities       $(4,095,405)  $(5,102,030)

    NET INCREASE IN CASH AND
    CASH EQUIVALENTS                             $   243,733   $    (9,208)

    CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                        269,720       279,613

    CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   513,453   $
270,405

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


    Cash paid during period:
    Interest                                    $ 3,215,734   $ 4,128,497
    Income taxes                                $ 2,389,156   $ 3,607,980


    For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    The accompanying Notes to Financial Statements are an integral part of these statements.

ST. JOSEPH LIGHT & POWER COMPANY


STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)

                                  Three Months Ended
                                  September 30
                                  1994         1993

    Balance at beginning of period$59,593,787  $56,637,494
    Net income                      3,364,409    3,308,836
                                  $62,958,196  $59,946,330
    Dividends on common stock       3,522,456    3,527,989

    Balance at end of period      $59,435,740  $56,418,341

                                  Nine Months Ended
                                  September 30
                                  1994         1993

    Balance at beginning of period$56,745,217  $55,877,164
    Net income                      9,793,245    7,595,327
                                  $66,538,462  $63,472,491
    Dividends on common stock       7,102,722    7,054,150

    Balance at end of period      $59,435,740  $56,418,341

                                  Twelve Months Ended
                                  September 30
                                  1994         1993

    Balance at beginning of period$56,418,341  $53,682,406
    Net income                     10,120,118    9,786,130
                                  $66,538,459  $63,468,536
    Dividends on common stock       7,102,719    7,050,195

    Balance at end of period      $59,435,740  $56,418,341


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

The 1994 MPSC rate order required the Company to change its regulatory accounting policies for pension expense. The order provides for pension expense to be recognized on an accrual basis for ratemaking purposes rather than on a funding basis as previously required. In response to the MPSC order the Company recorded a one time adjustment reducing pension expense by approximately $5.9 million, thus eliminating a regulatory liability established as a result of a 1993 MPSC rate order. The effect on the 1994 periods was to decrease pension expense by $5.9 million and increase associated income tax expense by $2.6 million. The adjustment resulting from the MPSC rate order was recorded in the second quarter.

The 1994 MPSC rate order also required that other post employment benefits (OPEB) be accounted for on an accrual basis for ratemaking purposes. The ruling will not change the Company's financial policy of accounting for OPEB expense on an accrual basis as required under Statement of Financial Accounting Standards No. 106. However, the ruling will permit the accrual level of expenses to be recoverable in revenues provided the Company funds its OPEB obligation.

In December 1993, the Company filed a request with the MPSC to increase industrial steam revenues by $800,000. The MPSC granted the full amount of the Company's request in October 1994. The higher rates became effective November 2, 1994.


MANAGEMENT STATEMENT

The information contained in these financial statements reflects all adjustments which are,in the opinion of management, necessary to state fairly the results of the interim periods.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL - The Company is a public utility engaged primarily in the business of generating and distributing electric energy in a ten-county area in northwestern Missouri. It also sells natural gas and industrial steam in limited areas.

RESULTS OF OPERATIONS - Electric retail sales and other revenues increased 3.7% for the three months ended, 1.2% for the nine months ended and .3% for the twelve months ended. Increased commercial sales for the periods offset the loss of two major industrial customers in 1993 resulting in relative stable sales for the periods. All periods reflect the June 1994 rate increase which added approximately $712,000 to revenues in the three month ended period and $748,000 in the nine and twelve month ended periods.

Sales for resale and related purchased power expenses decreased for the quarter and increased for the nine and twelve months ended respectively. The quarterly decrease is primarily the result of limited availability of regional power supplies and reduced transactions with a regional utility. The nine and twelve month periods reflect a large nonrecurring transaction.

Other revenues decreased for the three and nine month ended periods and increased for the twelve month period. Industrial steam revenues were down for all periods primarily due to the loss of a major steam customer in late 1993. Natural gas revenues increased for the nine and twelve month periods reflecting a $275,000 annual price adjustment approved by the MPSC in April 1993, mitigating the effect of the loss of the steam customer. Also there were higher prices for purchased gas which is passed on to the customers in the Purchased
Gas Adjustment.

System energy cost increased .1%, 4.2% and 8.9% for the three, nine and twelve months ended respectively. All periods were affected by higher purchased power prices and the amortization of previously incurred costs for ash disposal at the Lake Road facility. Partially offsetting the increases for the quarter was the increased use of the more efficient Iatan unit. The limited availability of the Iatan unit in late 1993 increased costs for the twelve month ended period. Iatan is the Company's most efficient unit.

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

Maintenance expenses increased 16.2%, .6% and 8.0% for the three, nine and twelve months ended periods respectively. The increase for the quarter was primarily due to the maintenance of a boiler at the Lake Road plant. The extended outage at the Iatan plant in late 1993 significantly impacted the twelve month ended period.

Income tax expense increased in the nine and twelve month ended periods primarily due to the tax effects of the pension expense adjustments required by the 1993 and 1994 rate orders. The 1993 order also required the Company to change its recognition of the tax effects of certain temporary differences from a normalized to a flow-through basis. Partially offsetting these increases for the periods were reductions in pretax earnings.

Interest charges for the periods were impacted by the replacement of five issues of first mortgage bonds with lower interest medium term notes in late 1993. Offsetting the reduction for the quarter was an increase in interest on short term borrowing.

In addition to the above noted items, earnings per share for all periods were impacted by the repurchase of treasury stock in 1994.


LIQUIDITY AND CAPITAL RESOURCES - The Company has $12.3 million in unused lines of credit to meet short-term cash needs. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $12.1 million for 1994 and about $160 million during the next five years.
Construction requirements will be met with internally generated funds supplemented by external financing as necessary.

PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  b. No form 8-K Current Report was filed during the quarter ended September 30, 1994.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ST. JOSEPH LIGHT & POWER COMPANY
 (Registrant)



Dated:  November 14, 1994

          L. J. STOLL

          Vice President-Finance, Treasurer
           and Assistant Secretary

          (Duly Authorized Officer)