Form 10-K
period 1994-12-31
ST JOSEPH LIGHT & POWER CO
filed 1995-03-21
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).
For the fiscal year ended December 31, 1994

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
For the transition period from       to
Commission file number   1-3576

ST. JOSEPH LIGHT & POWER COMPANY
(Exact name of registrant as specified in its charter)
         State of Missouri                  44-04l9850
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

520 Francis Street
P.O. Box 998
St. Joseph, Missouri             64502-0998

(Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code  (816) 233-8888


Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on  which registered-New York Stock
Exchange

Title of each class-Common stock, without par value


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York Stock Exchange at February 28, 1995, was $131,891,321.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock without par value                3,907,891 shares

(Class)                      (Outstanding at February 28, 1995)

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
Portions of the 1995 Definitive Proxy Statement for the 1995 annual meeting are incorporated by reference into Part III.

ST. JOSEPH LIGHT & POWER COMPANY

PART I


ITEM 1 - BUSINESS.

St. Joseph Light & Power Company (the "Company") is a Missouri corporation, incorporated in 1895, with its principal office at St. Joseph, Missouri and is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarter city, and 52 other incorporated communities and the intervening rural territory. The service area contains 3,300 square miles. At December 31, 1994, there were approximately 61,000 electric customers. In 1994, electric revenues accounted for 87.0% of total operating revenues.

Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest
Missouri. Natural gas revenues accounted for 6.1% of total operating revenues in 1994. Currently there are about 6,300 natural gas customers.

The Company supplies industrial steam to eight customers in St.
Joseph. Industrial steam revenues accounted for 6.9% of total operating revenues in 1994.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

The Company's principal fuel for electric generation is coal.
Small amounts of natural gas and oil are also used. During 1994, fuels utilized for electric generation consisted of 92% coal, 4% oil and 4% gas.

Kansas City Power & Light Company (KCP&L) arranged for a twenty
(20) year supply agreement, effective January 1, 1984, for low sulphur western coal required for the jointly owned Iatan unit. KCP&L, the Company and The Empire District Electric Company (EDE), the owners of the Iatan plant, jointly signed the agreement with Atlantic Richfield Company for approximately 2 million tons of Wyoming coal per year through the term of the agreement. The Iatan owners also entered into a ten (10) year contract effective April 1, 1986, with the Burlington Northern Railroad Company, for the transportation of coal from the Wyoming coal fields to Iatan.

Coal requirements for the Lake Road plant in 1995 are anticipated to be met with present inventory and with contract and spot purchases. During 1994, the Company entered into a new two year coal supply agreement effective through April 1996. Natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through spot purchases.
ST. JOSEPH LIGHT & POWER COMPANY


ITEM 1 - BUSINESS.  (Continued)

As a result of the Federal Energy Regulatory Commission Order #636, the Company entered into a ten year agreement with ANR Pipeline Company effective November 1993 to provide natural gas storage and transportation services. The agreement allows for the acquisition of natural gas on the open market. The Company believes the arrangement is sufficient to fulfill its natural gas requirements.

FRANCHISES.

The Company currently holds non-exclusive franchises for its electric utility operations in substantially all of the incorporated portions of its service area. The Company holds a perpetual electric franchise without limitation of time in St. Joseph. Franchises in 51 additional incorporated municipalities expire in various years until 2015. One small community is served without a franchise.

The Company holds gas franchises in each of the 15 communities served, expiring in various years until 2010.

COMPETITION.

There are four rural electric cooperatives (RECs) within the Company's service area. These RECs purchase their total power requirements from generating and transmission cooperatives which are financed partially by government loans or grants.

Two municipally owned electric distribution systems are located in the Company's territory serving approximately 900 customers.

The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also fare very favorably with other investor-owned utilities in the region.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

This information is incorporated by reference to Note 8 of Notes to Financial Statements in the 1994 Annual Report to Shareholders, page 34, which is Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

This information is incorporated by reference to Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the 1994 Annual Report to Shareholders, pages 19-23, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.
There were 354 full time employees and 4 part time employees of the Company at December 31, 1994.

 ST. JOSEPH LIGHT & POWER COMPANY
ITEM 2 - PROPERTIES.

The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's share of this plant amounts to 121 MW of net capability. Refer to "Jointly Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Financial Statements in the 1994
Annual Report to Shareholders, page 30, which is Exhibit 13 hereto.

The Company owns the Lake Road generating station in St. Joseph,
Missouri with an aggregate net capability of 258 MW (summer rating), of which 105 MW is coal-fired and 153 MW utilize natural gas and oil.

The Company owns a 62-mile segment of a 582 mile, 345 KV transmission line connecting utilities from Kansas City to Minneapolis. A second 345 KV line, 23 miles in length, is used as a tie-line for two neighboring utilities, one of which pays all fixed and operating costs. The Company also owns 32 miles of 345 KV line connecting the Iatan generating plant with the Company's system. In addition, the Company constructed, with six other regional utilities, a 103-mile, 345 KV transmission line, primarily in northwest Missouri, to strengthen the interconnection network. The line provides a high capacity interconnection facility directly linking the electric transmission systems of Nebraska Public Power District, Associated Electric Cooperative of Springfield, Missouri, and St. Joseph Light & Power Company. The Company has 80 miles of 161 KV transmission line which serves as the "backbone" for its internal transmission/distribution system, and owns the necessary lower voltage distribution lines, distribution substations, transformers and equipment required to provide service in its territory.

ITEM 3 - LEGAL PROCEEDINGS.

Certain legal actions are pending which, in management's opinion, are not expected to materially affect the Company's financial position or operating results.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant.
The following are the executive officers:
T. F. STEINBECKER, President. Age 49. BSBA and MBA, University of Missouri and CPA.
Employed by the Company in 1975; executive capacity since 1976;
present position since May 1986.

J. A. STUART, Vice President--Engineering and Construction.  Age
41. BSEE, California Polytechnic State University. Employed by the Company and executive capacity since 1994.

ST. JOSEPH LIGHT & POWER COMPANY

R. L. SLATER, Vice President--Administration.  Age 62.  BA,
Benedictine College, Atchison, Kansas. Employed by the Company in
1978; executive capacity since 1979; present position since
November 1986.

L. J. STOLL, Vice President--Finance, Treasurer and Assistant
Secretary.  Age 42.  BSBA, Missouri
Western State College.  MBA, Northwest Missouri State University.
Employed by the Company in 1975; executive capacity since 1980;
present position since May 1986.

D. V. SVUBA, Vice President--Power Supply.  Age 52.  BSEE, Iowa
State University.  MSEE,
University of Missouri.  Employed by the Company in 1966;
executive capacity since 1990; present position since November
1990.

G. L. MYERS, General Counsel and Secretary.  Age 41.  AB,
Washington University.  JD, University of Missouri-Kansas City.
Employed by the Company and executive capacity since 1979; present position since May 1989.

Each officer is covered by a three year employment agreement.
There are no family relationships between any officers of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1994 Annual Report to Shareholders, page 18, which is Exhibit 13 hereto.

There were 5,452 holders of record of the Company's common stock as of February 3, 1995, the record date fixed for the dividend paid on February 17, 1995.

ITEM 6 - SELECTED FINANCIAL DATA.

This information is incorporated by reference to the 1994 Annual
Report to Shareholders, page 18, which is Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This information is incorporated by reference to the 1994 Annual
Report to Shareholders, pages 19-23, which is Exhibit 13 hereto.

ST. JOSEPH LIGHT & POWER COMPANY


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is incorporated by reference to the 1994 Annual
Report to Shareholders, pages 24-37, which is Exhibit 13 hereto.

On March 15, 1995, the Company issued $20 million of unsecured Medium-Term Notes at 8.36% with a maturity date of March 15, 2005. The Company will use $8.6 million of the proceeds to pay off short-term borrowings. The remainder will be used for general corporate purposes.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT.

Information required by Item 10 regarding directors is not answered for the reason that the registrant will, within 120 days after the close of the fiscal year, file with the Securities and Exchange Commission a "Definitive Proxy Statement" pursuant to Regulation 14A of the Securities Exchange Act of 1934. The information required is incorporated by reference to such Definitive Proxy Statement. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION.

Item 11 is not answered for the reason that the registrant will, within 120 days after the close of the fiscal year, file with the Securities and Exchange Commission a "Definitive Proxy Statement" pursuant to Regulation 14A of the Securities Exchange Act of 1934. The information required is incorporated by reference to such Definitive Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

None.
ST. JOSEPH LIGHT & POWER COMPANY


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 13 is not answered for the reason that the registrant will, within 120 days after the close of the fiscal year, file with the Securities and Exchange Commission a "Definitive Proxy Statement" pursuant to Regulation 14A of the Securities Exchange Act of 1934. The information required is incorporated by reference to such Definitive Proxy Statement.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

Financial Statements:

This information is incorporated by reference (as set forth below) to the 1994 Annual Report to Shareholders, which is Exhibit 13 hereto.

   Statements of Income, page 24
   Balance Sheets, page 25
   Statements of Capitalization, page 26
   Statements of Retained Earnings, page 27
   Statements of Cash Flows, page 28
   Statements of Taxes, page 29
   Notes to Financial Statements, pages 30-35
   Responsibility for Financial Statements, page 38
   Report of Independent Public Accountants, page 38


Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts - For the years ended December 31, 1994, 1993 and 1992 (page 10).

   Schedules not listed above are omitted because of absence
of conditions under which they are required or because the required information is included in the financial statements submitted.
ST. JOSEPH LIGHT & POWER COMPANY
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM                 8-K.  (Continued)
Exhibits:
Exhibit 3- Restated Articles of Incorporation adopted on May 20, 1987, which is incorporated by reference to page 16 of the 1987 Form 10-K. By-laws of Company as amended on January 16, 1991, which is incorporated by reference to page 17 of the 1990 Form 10-K.

Exhibit 10- Coal Freight Agreement between Burlington Northern Railroad Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This
                exhibit is incorporated by reference to page 17 of the 1986 Form 10-K.

   -   Coal Supply Agreement between Atlantic Richfield
       Company, Seller, and Kansas City Power & Light Company,
       St. Joseph Light & Power Company and The Empire
       District Electric Company, Buyers. This exhibit is incorporated by reference to page 17 of the 1983 Form
       10-K.

   - CFSI Agreement which is incorporated by reference to page 17 of the 1989 Form 10-K.

   - Form of Key Management Employment Agreements which is incorporated by reference to page 18 of the 1990 Form 10-K. Amendment to Key Management Employment Agreements as amended on December 1, 1993, which is incorporated by reference to page 18 of the 1993 Form 10-K.

   -   Directors Indemnification Agreement, which is
       incorporated by reference to page                     19 of
            the 1993 Form 10-K.

   - Supplemental Executive Retirement Plan which is incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November 17, which is incorporated by reference to page 20 of the 1993 Form 10-K.

   - Gas Purchase Agreements with ANR Pipeline Company, which is incorporated by reference to page 21 of the 1993 Form 10-K.

   -   Coal Supply Agreement with Alternative Fuels,
       Incorporated (page 11).

   -   Employment contract with J.A. Stuart, Vice President-
       Engineering and Construction (page 12).

Exhibit 13-     The 1994 Annual Report to Shareholders (page 13).

Exhibit 23-     Consent of Independent Public Accountants (page
                14).

Exhibit 27-     Financial Data Schedule (page 15).

ST. JOSEPH LIGHT & POWER COMPANY


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.  (Continued)

Reports on Form 8-K:

No Form 8-K was required to be filed during the quarter ended
December 31, 1994.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in St. Joseph Light & Power Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 26, 1995.
ST. JOSEPH LIGHT & POWER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

Column  A          Column  B       Column  C      Column  D Column  E

                                                  Deductions
                                                 for Purposes Balance
                  Balance at       Additions      for Which      at
                 Beginning   Charged   Charged to    Reserves  End Of
Description       of Year   to Expense Construction Were Created Year

Valuation accounts deducted from assets
to which they apply -

Accumulated Provision for
Uncollectible Accounts:

December 31, 1994     $390256   $160748   $0   $211857   $339147
December 31, 1993     $252947   $278725   $0   $141416   $390256
December 31, 1992     $302714   $146039   $0   $195806   $252947

Other reserves -

Accumulated Provision for Injuries
and Damages:

December 31, 1994     $303110   $222655   $27854  $254426     $299193
December 31, 1993     $439804   $134368   $3547     $274609   $303110
December 31, 1992     $489994   $29614    $3488     $83292    $439804

Accumulated Provision for Major
Medical:

December 31, 1994     $369986   $860883   $0   $1225344  $5525     (4)
December 31, 1993     $349376   $951708   $0   $931098   $369986
December 31, 1992     $401813   $1243368  $0   $1295805  $349376

Accumulated Provision for Other
Post Employment Benefits:

December 31, 1994   $838627     $1310597  $0   $858233   $1290991 (5)
December 31, 1993   $0          $1187993  $0   $349366   $838627  (6)

(1) Net of $126,419 recovery on accounts previously charged off.
(2) Net of $94,839 recovery on accounts previously charged off.
(3) Net of $104,820 recovery on accounts previously charged off.
(4) The Company established a Voluntary Employees' Beneficiary Association trust in 1994. The ending reserve represents key employees only.
(5) Includes Iatan provision of $94,432.
(6) Includes Iatan provision of $22,276.

                                                                  EXHIBIT 23

ST. JOSEPH LIGHT & POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH LIGHT & POWER COMPANY
(Registrant)

March 15, 1995    By
             T. F. Steinbecker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



T. F. Steinbecker
President & Director
(Pricipal Executive
Officer)
March 15, 1995


L. J. Stoll
Vice President--Finance,
Treasure  & Assistant
Secretary(Pricipal Financial
& Accounting Officer)
March 15, 1995


J. P. Barclay, Jr.
Director
March 15, 1995



D. A. Burkhardt
Director
March 15, 1995

R. M. Burridge
Director
March 15, 1995


J. P. Carolus
Director
March 15, 1995


M. A. Conway
Director
March 15, 1995

D. W. Shinneman
Director
March 15, 1995

R. L. Simpson
Director
March 15, 1995


G. R. Sprong
Director
March 15, 1995