Form 10-Q
period 1995-03-31
ST JOSEPH LIGHT & POWER CO
filed 1995-05-08
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1995

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

Common Stock, without par value     3,906,369 shares
(Class)        (Outstanding at April 30, 1995)
ST. JOSEPH LIGHT & POWER COMPANY

FINANCIAL STATEMENTS

   The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's l994 Annual Report to Shareholders incorporated by reference in the Company's Form l0-K Annual Report for l994.


STATEMENTS OF INCOME
(Unaudited Interim Report)


                           Three Months Ended
                            March 31
                        1995         1994


OPERATING REVENUES

Electric

Retail sales & other    $18,684,766  $18,055,385

Sales for resale             87,741      294,171

Other                     4,027,609    4,464,836

                        $22,800,116  $22,814,392

OPERATING EXPENSES:

Production fuel      $3,469,216   $4,381,049

Purchased power-System
energy                    2,211,869    1,901,304

Resale                      46,498       232,648

Gas purchased for resale   1,251,353    1,887,870

Other operations          4,449,753    4,910,733

Maintenance           2,685,003    1,740,984

Depreciation              2,452,935    2,412,817

Taxes - General       1,690,129    1,641,499

Income                      958,261      683,505

                        $19,215,017  $19,792,409

OPERATING INCOME          $3,585,099   $3,021,983


OTHER INCOME & DEDUCTIONS:

Allowance for equity funds used

during construction         $11,397      $55,562

Other - including income taxes on

nonutility operations      $466,929      (9,575)

                           $478,326      $45,987

INCOME BEFORE INTEREST
CHARGES               $4,063,425   $3,067,970


INTEREST CHARGES (Net):

 Long-term debt         $1,135,417   $1,063,554

 Interest on bank notes        117,810       2,235

 Other                           45,618      26,613

 Allowance for borrowed funds used

during construction            (39,701)     (26,862)

                             $1,259,144   $1,065,540

NET INCOME AVAILABLE

FOR COMMON STOCK             $2,804,281   $2,002,430


WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING            3,907,891    3,988,229

EARNINGS PER AVERAGE

COMMON SHARE                     $0.72       $0.50

DIVIDENDS PAID PER
COMMON SHARE                     $0.46       $0.45


STATEMENTS OF INCOME
(Unaudited Interim Report)

                                 Twelve Months Ended
                                      March 31
                              1995              1994



OPERATING REVENUES

Electric

Retail sales & other        $75,938,027  $73,866,265

Sales for resale              3,454,362    1,497,264

Other                        11,375,495   13,231,719

                            $90,767,884  $88,595,248

OPERATING EXPENSES:

Production fuel         $16,557,852  $16,122,903

Purchased power-System
energy                         7,758,457    9,783,380

Resale                        3,023,999    1,215,528

Gas purchased for resale      2,659,982    3,722,479

Other operations             13,692,620   24,215,579

Maintenance               9,205,746    8,285,696

Depreciation                  9,873,805    9,581,999

Taxes - General           6,408,956    6,240,590

  Income                      5,485,636   (2,165,730)

                            $74,667,053  $77,002,424

OPERATING INCOME              16,100,831  $11,592,824


OTHER INCOME & DEDUCTIONS:

Allowance for equity funds used

during construction             $72,527    $166,541

Other - including income taxes on

nonutility operations           347,962     44,377

                               $420,489   $210,918

INCOME BEFORE INTEREST
CHARGES                 $16,521,320  $11,803,742


INTEREST CHARGES (Net):

 Long-term debt          $4,332,667  $4,269,674

 Interest on bank notes         297,844      98,889

 Other                          125,711      80,220

 Allowance for borrowed funds used

during construction           (102,402)     (87,831)

                             $4,653,820  $4,360,952

NET INCOME AVAILABLE

FOR COMMON STOCK             $11,867,500  $7,442,790

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING              3,922,062   4,003,846

EARNINGS PER AVERAGE
COMMON SHARE                       $3.03 $1.86

DIVIDENDS PAID PER
COMMON SHARE                       $1.81     $1.77


     The accompanying Notes to Financial Statements are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS


                              March 31,     December 31,
                                 1995         1994
                             (Unaudited)
ASSETS
UTILITY PLANT:
Electric                   $268,941,605   $269,283,356
Other                         9,458,001      9,472,124
                           $278,399,606   $278,755,480
Less-Reserves for           136,050,265    135,414,641
depreciation               $142,349,341   $143,340,839
Construction work in progress 6,731,364      4,951,211
                           $149,080,705   $148,292,050

OTHER INVESTMENTS          $  2,365,815   $  2,345,938

CURRENT ASSETS:
Cash and cash equivalents  $    429,822   $407,392
Temporary investments        14,006,097   990,110
Receivables, less reserves    6,351,780 6,986,150
Unbilled revenue              3,127,336 3,523,432
Fuel, at average cost         4,277,043 3,831,468
Materials and supplies, at    5,318,079 5,323,948
average cost
Prepayments and other           644,889 1,232,848
                           $ 34,155,046 $ 22,295,348
DEFERRED CHARGES
Debt expense               $  1,497,987   $1,393,299
Lease payments receivable     3,628,579  3,659,444
Prepaid pension expense       8,039,542  7,690,792
Regulatory assets            14,015,101 13,395,196
Other                           705,279   626,611
                           $ 27,886,488  $ 26,765,342
                           $213,488,054  $199,698,678
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                    $76,761,388    $77,591,646
Long-term debt               73,100,000     53,100,000
                           $149,861,388   $130,691,646
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances    $    541,821   $  2,802,771
Accounts payable              4,747,878 7,298,448
Notes payable                 1,000,000 6,300,000
Accrued income & general taxes2,768,259   837,654
Accrued interest              1,368,710 1,526,345
Accrued vacation              1,340,442 1,170,344
Dividends declared            1,797,630      -
Other                           364,305   372,069
                           $ 13,929,045 $ 20,307,631
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations  $  2,523,662   $  2,527,495
Deferred income taxes        28,377,170     27,186,103
Investment tax credit         5,217,781 5,323,225
Accrued claims and benefits   1,915,588 1,595,709
Deferred revenues             2,579,597 2,609,331
Regulatory liabilities        7,474,349 7,984,979
Other                         1,609,474 1,472,559
                           $ 49,697,621 $ 48,699,401
                           $213,488,054 $199,698,678

      The accompanying Notes to Financial Statements are an
integral part of these statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                                        March 31,       December 31,
                                           1995             1994
 (Unaudited)
COMMON STOCK AND RETAINED EARNINGS:
Common stock--authorized 25,000,000
shares, without par value, issued
4,626,374 shares                     $33,816,099   $ 33,816,099
Retained earnings                     59,917,165     60,708,144
Other paid-in capital                    380,148        380,148
Less-treasury stock, at cost,
720,005 and 718,483 shares
respectively                         (17,352,024)   (17,312,745)
                                     $76,761,388    $77,591,646

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021                     $22,500,000    $22,500,000
7-3/8% Pollution Control Revenue
Bonds, Series due February 1, 2013     5,600,000      5,600,000
                                    $ 28,100,000  $  28,100,000

Medium-term notes-
5.77% due December 8, 1998          $  5,000,000   $  5,000,000
7.13% due November 29, 2013            1,000,000      1,000,000
7.16% due November 29, 2013            9,000,000      9,000,000
7.17% due December 1, 2023             7,000,000      7,000,000
7.33% due November 30, 2023            3,000,000      3,000,000
8.36% due March 15, 2005              20,000,000         -

                                    $ 45,000,000    $ 25,000,000
Total Long-Term Debt                $ 73,100,000    $ 53,100,000

Total Capitalization                $149,861,388   $130,691,646












      The accompanying Notes to Financial Statements
 are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited Interim Report)
                                         Three Months Ended March 31
                                            1995            1994




CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $2,804,281    $ 2,002,430
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation                             2,452,935      2,412,817
Pension expense                           (348,750)             -
Other post retirement
 benefits                                  323,329        157,413
Deferred taxes and investment
tax credits                               (37,319)      (209,013)
Allowance for equity funds used
during construction                       (11,397)       (55,562)
Gain on unit coal trains                 (805,874)            -
Net changes in working capital items
not considered elsewhere:
Accounts receivable and unbilled
revenue                                  1,030,466     1,924,071
Fuel                                      (445,575)      448,137
Accounts payable and outstanding
checks                                  (4,811,520)    (5,549,582)
Accrued income and general taxes        1,930,605       1,214,207
Other, net                                 598,527       611,125
Net changes in regulatory
assets and liabilities                      (7,593)      236,010
Net changes in other assets
and liabilities                           (137,070)       77,703
Net cash provided by
operating activities                  $ 2,535,045    $ 3,269,756

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant               $(3,282,109)   $(2,455,107)
Allowance for borrowed funds used
during construction                         39,701        26,862
Investments                            (13,035,864)    1,709,132
Sale of unit coal trains                   930,870         -
Other                                       (28,304)   28,700
Net cash used in investing
activities                             ($15,375,706)  $(690,413)
CASHFLOWS FROM FINANCING ACTIVITIES:
Notes payable                             (5,300,000)  800,000
Long-term debt issued                     20,000,000      -
Common stock purchased                    (39,279)    (1,367,360)
Dividends paid                         (1,797,630)    (1,798,675)
Net cash used in financing
activities                              $12,863,091    $(2,366,035)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                            $22,430  $213,308
CASH AND CASH
EQUIVALENTS                                $407,392  $269,720
AT BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS
AT END OF YEAR                           $ 429,822    $ 483,028

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during YEAR:
Interest                                $1,416,261  $1,282,957
Income taxes                                  -      $ 584,799

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to Financial
Statements are an integral part of these statements.

PAGE

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)

                                                Three Months Ended
                                                     March 31
                                                  1995             1994

Balance at beginning
  of period                                  $60,708,144    $56,745,217
Net Income                                     2,804,281     2,002,430
                                             $63,512,425    $58,747,647
Dividends on common stock                      3,595,260     3,581,751

 Balance at end of period                    $59,917,165    $55,165,896

                                                     Twelve Months Ended
                                                                                 March 31

                                                   1995               1994
  Balance at beginning
  of period                                  $55,165,896    $54,832,848
Net Income                                    11,867,500     7,442,790
                                              $67,033,396   $62,275,638
Dividends on common stock                      7,116,231      7,109,742

Balance at end of period                      $59,917,165    $55,165,896


       The accompanying Notes to Financial Statements are an
integral part of these statements.

NOTES TO FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

 The Company's interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1994 Annual Report to Shareholders incorporated by reference in the Company's Form 10-K Annual Report for 1994. There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is in some respects dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year.

2.  RATE MATTERS

 In February 1995, the MPSC approved a stipulated agreement regarding the allocation of investments and expenses among the Company's three business segments. Revenue-neutral to the Company, the agreement will annually reduce industrial steam revenue by $550,000 and increase electric and natural gas revenues by $500,000 and $50,000, respectively. On May 5, 1995 the MPSC approved tariffs to be implemented in the second quarter of 1995.

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

RESULTS OF OPERATIONS -

Comparison of the quarters ended March 31, 1995 and 1994

   Electric sales and other revenues increased 3.5% with sales remaining relatively stable for the quarter. The growth in revenue is primarily attributable to a 3.1% electric rate increase which became effective June 15, 1994. While warmer than normal temperatures for the quarter reduced residential sales by 2.1%, increased commercial and industrial sales offset the reduction.

   Sales for resale and related purchased power expense decreased for the quarter reflecting the reduced demands of regional utilities.

   Other revenues decreased for the three months ended due to a reduction in natural gas revenues. The reduction was due to decreased sales and lower prices for purchased gas. The latter is reflected in the Purchased Gas Adjustment and is passed on to customers. Partially offsetting the decrease were increased industrial steam revenues which reflect a November 1994 price increase. Industrial steam sales increased slightly for the quarter.

   System energy costs decreased 9.6% while system energy requirements remained relatively stable. Lower unit fuel and purchased power prices in addition to increased use of the more efficient Iatan unit resulted in significant savings. A scheduled maintenance at the Lake Road plant resulted in increased purchase power expenses for the quarter.

   Gas purchased for resale decreased due to reduced sales and lower unit prices.

   Other operations decreased 9.4% for the quarter ended primarily as a result of the June 1994 rate case order which changed the Company's accounting for pension expense.

   Maintenance expense increased significantly due to a scheduled overhaul of a boiler and turbine at the Lake Road plant. Partially offsetting the increase was extended maintenance at the Iatan unit during the 1994 quarter.

   The increase in income tax expense for the quarter was due primarily to an increase in pre-tax income.

   Other income increased due to a gain on the sale of unit coal trains at the Iatan plant. The net of tax gain from the sale was approximately $.5 million. The leasing of more efficient aluminum trains will result in reduced delivered fuel costs and train emissions.

   Interest charges for the period was impacted by the issuance of a $20 million medium-term note and by increased short-term borrowings.

Comparison of the twelve months ended March 31, 1995 and 1994

   Electric retail sales and other revenue increased 2.8% for the period reflecting the June 1994 electric rate increase and slightly increased sales. Increased commercial sales were partially offset by reduced residential and industrial sales.

   Sales for resale and related purchased power expenses increased due to expanded transactions with regional utilities.

   Other revenues were down 14.0% for the period reflecting decreases in the natural gas and industrial steam segments. Natural gas sales were down 13.5% due to warmer temperatures reducing residential heating requirements and more industrial customers opting for transportation services. Lower unit prices for gas, which is passed on to the customer through the Purchased Gas Adjustment, also impacted gas revenues for the period. Industrial steam sales decreased 12.0% primarily due to the closing of a large customer in late 1993. The reduction in steam sales was partially offset by a November 1994 price increase.

   System energy cost decreased 6.1% for the twelve months ended period primarily due to the increased use of the Iatan plant, the Company's most efficient unit, and reduced unit fuel costs. Partially offsetting the decrease was the amortization of previously incurred ash disposal costs at the Lake Road facility.

   The decrease in gas purchased for resale is a result of reduced sales and lower unit prices.

   Other operations reflect the effects of the 1993 and 1994 rate case orders. The 1993 order required the Company to change the method of accounting for pension expense, resulting in a one-time charge of $4.6 million. The 1994 order eliminated the regulatory liability established as a result of the 1993 rate order and reduced pension expense by a one-time adjustment of $5.9 million.

   Maintenance expense increased 11.1%, primarily due to scheduled maintenance at the Lake Road plant. Reduced maintenance requirements at the Iatan plant partially offset the increase.

   Income tax expense increased due to the tax effects of the pension expense adjustments required by the 1993 and 1994 rate case adjustments. The 1993 order also required the Company to change its recognition of the tax effects of certain temporary differences from a normalized to a flow-through basis.

   The increase in other income was primarily attributable to the gain on the sale of the unit coal trains.

   Total interest expense increased 6.7%, primarily as a result of increased short-term borrowings and the issuance of a $20 million medium-term note.

LIQUIDITY AND CAPITAL RESOURCES - In March 1995, the Company issued a $20 million medium-term note due 2005. The proceeds were used to reduce short-term debt with the remainder temporarily invested for future capital requirements and general corporate purposes.

   At March 31, 1995, the Company had $14.4 million in cash and temporary investments and $2.4 million in other investments. The Company has $21.4 million in unused lines of credit. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

   The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $26.8 million for 1995 and about $128 million during the next five years. Construction requirements will be met with internally generated funds supplemented by external financing as necessary.

PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibit 27 - Financial Data Schedule

     b. No Form 8-K Current Report was filed during the quarter ended March 31, 1994.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY
(Registrant)



L. J. STOLL
Vice President-Finance,
Treasurer, and Assistant Secretary
Duly Authorized Officer)
Dated: May 8, 1995