Form 10-Q
period 1995-06-30
ST JOSEPH LIGHT & POWER CO
filed 1995-08-11
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1995

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

Common Stock, without par value     3,906,369 shares
(Class)        (Outstanding at July 31, 1995)
ST. JOSEPH LIGHT & POWER COMPANY

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


STATEMENTS OF INCOME
(Unaudited Interim Report)


                              Three Months Ended
                                  June 30
                              1995         1994


OPERATING REVENUES

Electric
 Retail sales & other   $17,978,718        $17,623,285

Sales for resale             75,044           2,876,819

Other                     2,370,815           2,200,451

                        $20,424,577         $22,700,555

OPERATING EXPENSES:

Production fuel          $3,299,538          $4,399,769

Purchased power-System
 energy                    2,037,548           1,791,867

Resale                       60,000           2,663,541

Gas purchased for resale    402,686             445,532

Other operations          4,519,193            (570,800)

Maintenance               2,934,894           1,538,014

Depreciation              2,473,855           2,476,350

Taxes - General           1,558,545           1,546,357

Income                      324,051           2,879,577

                        $17,610,310         $17,170,207

OPERATING INCOME         $2,814,267          $5,530,348


OTHER INCOME & DEDUCTIONS:

Allowance for equity funds
 used during construction    $17,203            $42,272

Other - including income taxes
on nonutility operations   $119,199            (47,955)

                           $136,402             (5,683)

INCOME BEFORE INTEREST
CHARGES                  $2,950,669          $5,524,665


INTEREST CHARGES (Net):

 Long-term debt          $1,498,082          $1,065,750

 Interest on bank notes         360              35,395

 Other                       32,085              26,698

 Allowance for borrowed funds

 used during construction   (85,032)            (29,584)

                         $1,445,495          $1,098,259
NET INCOME AVAILABLE
FOR COMMON STOCK         $1,505,174          $4,426,406


WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING        3,906,369           3,955,358

EARNINGS PER AVERAGE

COMMON SHARE                  $0.39               $1.12

DIVIDENDS PAID PER
COMMON SHARE                  $0.46               $0.45

STATEMENTS OF INCOME
(Unaudited Interim Report)

                              Six Months Ended
                                   June 30
                               1995         1994


OPERATING REVENUES

Electric

Retail sales & other       $36,663,484    $35,678,670

Sales for resale               162,785      3,170,990

Other                        6,398,424      6,665,287

                           $43,224,693    $45,514,947

OPERATING EXPENSES:

Production fuel             $6,768,754     $8,780,818

Purchased power-System
energy                       4,249,417      3,693,171

Resale                         106,498      2,896,189

Gas purchased
for resale                   1,654,039      2,333,402

Other operations             8,968,946      4,339,933

Maintenance                  5,619,897      3,278,998

Depreciation                 4,926,790      4,889,167

Taxes - General              3,248,674      3,187,856

Income                       1,282,312      3,563,082

                           $36,825,327    $36,962,616

OPERATING INCOME            $6,399,366     $8,552,331


OTHER INCOME & DEDUCTIONS:

Allowance for equity funds used

during construction            $28,600        $97,834

Other - including income taxes

on nonutility operations      $586,128        (57,530)

                              $614,728        $40,304

INCOME BEFORE INTEREST
CHARGES                     $7,014,094     $8,592,635


INTEREST CHARGES (Net):

 Long-term debt             $2,633,499     $2,129,304

 Interest on bank notes        118,170         37,630

 Other                          77,703         53,311

 Allowance for borrowed funds

 used during construction     (124,733)       (56,446)

                            $2,704,639     $2,163,799
NET INCOME AVAILABLE

FOR COMMON STOCK            $4,309,455     $6,428,836


WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING           3,907,003      3,971,793

EARNINGS PER AVERAGE

COMMON SHARE                     $1.10          $1.62

DIVIDENDS PAID PER
COMMON SHARE                     $0.92          $0.90


STATEMENTS OF INCOME
(Unaudited Interim Report)

                               Twelve Months Ended
                                    JUNE 30
                                 1995           1994


OPERATING REVENUES

Electric

Retail sales & other         $76,293,460     $74,156,246

Sales for resale                 652,587       4,002,321

Other                         11,545,859      12,837,634

                             $88,491,906     $90,996,201

OPERATING EXPENSES:

Production fuel              $15,457,621     $17,019,835

Purchased power-System
energy                         8,004,138       9,704,391

Resale                           420,458       3,560,436

Gas purchased
for resale                     2,617,136       3,829,627

Other operations              18,782,613      14,319,005

Maintenance                   10,602,626       7,914,657

Depreciation                   9,871,310       9,701,437

Taxes - General                6,421,144       6,232,598

  Income                       2,930,110       4,489,943

                             $75,107,156     $76,771,929

OPERATING INCOME              13,384,750     $14,224,272


OTHER INCOME & DEDUCTIONS:

Allowance for equity funds used

during construction              $47,458        $161,849

Other - including income taxes on

nonutility operations            515,116          (5,266)

                                $562,574        $156,583

INCOME BEFORE INTEREST
CHARGES                      $13,947,324     $14,380,855


INTEREST CHARGES (Net):

 Long-term debt               $4,764,999      $4,201,729

 Interest on bank notes          262,809         122,734

 Other                           131,098          88,120

 Allowance for borrowed funds

 used during construction       (157,850)        (96,276)

                              $5,001,056      $4,316,307
NET INCOME AVAILABLE

FOR COMMON STOCK              $8,946,268     $10,064,548

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING             3,909,751       3,990,415

EARNINGS PER AVERAGE
COMMON SHARE                       $2.29           $2.52

DIVIDENDS PAID PER
COMMON SHARE                       $1.82           $1.78


     The accompanying Notes to Financial Statements are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS


                           June 30,         December 31,
                            1995                1994
                          (Unaudited)
ASSETS
UTILITY PLANT:
Electric                   $270,344,502   $269,283,356
Other                         9,584,303      9,472,124
                           $279,928,805   $278,755,480
Less-Reserves for           137,762,341    135,414,641
depreciation               $142,166,464   $143,340,839
Construction work
 in progress                 11,338,242      4,951,211
                           $153,504,706   $148,292,050

OTHER INVESTMENTS          $  1,626,851   $  2,345,938

CURRENT ASSETS:
Cash and cash equivalents  $    295,343   $    407,392
Temporary investments         9,430,341        990,110
Receivables, less reserves    5,973,428      6,986,150
Unbilled revenue              3,535,688      3,523,432
Fuel, at average cost         4,205,617      3,831,468
Materials and supplies, at    5,371,744      5,323,948
average cost
Prepayments and other         1,484,086      1,232,848
                           $ 30,296,247   $ 22,295,348
DEFERRED CHARGES
Debt expense               $  1,720,169   $  1,393,299
Lease payments receivable     3,597,715      3,659,444
Prepaid pension expense       8,305,076      7,690,792
Regulatory assets            13,918,521     13,395,196
Other                           422,026        626,611
                           $ 27,963,507   $ 26,765,342
                           $213,391,311   $199,698,678
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                    $78,256,388    $77,591,646
Long-term debt               73,100,000     53,100,000
                           $151,356,388   $130,691,646
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances    $  1,674,381      2,802,771
Accounts payable              4,996,257      7,298,448
Notes payable                         -      6,300,000
Accrued income & general
 taxes                        2,962,424        837,654
Accrued interest              1,843,824      1,526,345
Accrued vacation              1,402,886      1,170,344
Other                           364,228        372,069
                           $ 13,244,000   $ 20,307,631
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations  $  2,519,753   $  2,527,495
Deferred income taxes        28,404,512     27,186,103
Investment tax credit         5,112,337      5,323,225
Accrued claims and benefits   1,144,229      1,590,184
Deferred revenues             2,549,892      2,609,331
Regulatory liabilities        7,474,349      7,984,979
Other                         1,585,851      1,478,084
                           $ 48,790,923   $ 48,699,401
                           $213,391,311   $199,698,678

      The accompanying Notes to Financial Statements are an
integral part of these statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                                         June 30,       December 31,
                                           1995            1994
                                       (Unaudited)
COMMON STOCK AND RETAINED EARNINGS:
Common stock--authorized 25,000,000
shares, without par value, issued
4,626,374 shares                        $ 33,816,099   $ 33,816,099
Retained earnings                         61,423,039     60,708,144
Other paid-in capital                        380,148        380,148
Less-treasury stock, at cost,
720,005 and 718,483 shares
respectively                             (17,362,898)   (17,312,745)
                                        $ 78,256,388   $ 77,591,646

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021                        $ 22,500,000   $ 22,500,000
7-3/8% Pollution Control Revenue
Bonds, Series due February 1, 2013                 -      5,600,000
                                        $ 22,500,000   $ 28,100,000

Unsecured Pollution Control Bonds-
5.85% Series due February 1, 2013       $  5,600,000   $         -

Medium-term notes-
5.77% due December 8, 1998              $  5,000,000   $  5,000,000
7.13% due November 29, 2013                1,000,000      1,000,000
7.16% due November 29, 2013                9,000,000      9,000,000
7.17% due December 1, 2023                 7,000,000      7,000,000
7.33% due November 30, 2023                3,000,000      3,000,000
8.36% due March 15, 2005                  20,000,000              -

                                        $ 45,000,000    $ 25,000,000
Total Long-Term Debt                    $ 73,100,000    $ 53,100,000

Total Capitalization                    $151,356,388    $130,691,646












      The accompanying Notes to Financial Statements
 are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited Interim Report)
                                           Six Months Ended June 30
                                              1995          1994




CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 4,309,455    $ 6,428,836
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation                               4,926,790      4,889,167
Pension expense                             (614,284)    (5,823,511)
Other post retirement
 benefits                                   (463,084)       525,250
Deferred taxes and investment credit        (115,421)     1,873,879
Allowance for equity funds used
during construction                          (28,600)      (97,834)
Gain on unit coal trains                    (805,874)            -
Net changes in working capital items
not considered elsewhere:
Accounts receivable and unbilled
revenues                                   1,000,466     1,335,604
Fuel                                        (374,149)      (55,640)
Accounts payable and outstanding
checks                                    (3,430,581)   (4,802,609)
Accrued income and general taxes           2,124,770     1,436,348
Other, net                                   243,146       (72,702)
Net changes in regulatory
assets and liabilities                        88,987       859,930
Net changes in other assets
and liabilities                             (152,036)     (925,379)
Net cash provided by
operating activities                     $ 6,709,585   $ 5,571,339

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant                $(10,115,247)  $(5,002,723)
Allowance for borrowed funds used
during construction                          124,733        56,446
Investments                               (7,721,144)     (455,544)
Sale of unit coal trains                     930,870             -
Other                                        (96,133)       41,388
Net cash used in investing
activities                              ($16,876,921)  $(5,360,433)
CASHFLOWS FROM FINANCING ACTIVITIES:
Notes payable                            $(6,300,000)  $ 5,500,000
Long-term debt issued                     20,000,000             -
Common stock purchased                       (50,153)   (1,913,044)
Dividends paid                            (3,594,560)   (3,580,266)
Net cash used in financing
activities                               $10,055,287   $     6,690

NET INCREASE IN CASH AND
CASH EQUIVALENTS                         $  (112,049)  $   217,596
CASH AND CASH
EQUIVALENTS                              $   407,392   $   269,720
AT BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS
AT END OF YEAR                          $    295,343   $   487,316

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during year:
Interest                                $ 2,456,820    $ 1,884,711
Income taxes                            $   927,000    $ 2,004,156

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to Financial
Statements are an integral part of these statements.

PAGE

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)

                             Three Months Ended
                                   June 30
                               1995         1994


Balance at beginning
  of period                $59,917,165    $55,165,896
Net Income                   1,505,174      4,426,406
                           $61,422,339    $59,592,302
Dividends on common stock         (700)        (1,485)

Balance at end of period   $61,423,039    $59,593,787


                                Six Months Ended
                                    June 30
                                1995         1994


Balance at beginning
  of period                 $60,708,144    $56,745,217
Net Income                    4,309,455      6,428,836
                            $65,017,599    $63,174,053
Dividends on common stock     3,594,560      3,580,266

Balance at end of period    $61,423,039    $59,593,787


                                  Twelve Months Ended
                                       June 30
                              1995           1994
Balance at beginning
 of period                 $59,593,787     $56,637,494
Net Income                   8,946,268      10,064,548
                           $68,540,055     $66,702,042
Dividends on common stock    7,117,016       7,108,255

Balance at end of period    $61,423,039    $59,593,787


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

 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes these costs will not have a material impact on the Company's financial position or results of operations.

2.  RATE MATTERS

 In February 1995, the Missouri Public Service Commission (MPSC) approved a stipulated agreement regarding the allocation of investments and expenses among the Company's three business segments. Revenue-neutral to the Company, the agreement will annually reduce industrial steam revenue by $550,000 and increase electric and natural gas revenues by $500,000 and $50,000, respectively. In addition electrical rates were restructured among the various customer classes. These revised tariffs were implemented on June 15, 1995.

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

RESULTS OF OPERATIONS -

Comparison of the quarters ended June 30, 1995 and 1994

Electric retail sales and other revenues increased 2.0%, while sales decreased 2.1% primarily due to cooler than normal temperatures. The revenue increase is primarily attributable to a 3.1% electric rate increase which became effective June 15, 1994, and the implementation of the June 15, 1995, rate agreement. Although the 1995 agreement was revenue neutral to the Company, rates for the electric operation were increased.

Sales for resale and related purchased power expense decreased for the quarter reflecting reduced transactions with regional utilities.

Other operating revenues increased 7.7% primarily due to a November 1994 industrial steam price increase and slightly increased industrial steam sales. A partially offsetting factor was the effect of the June 15, 1995, rate decision for the industrial steam operation.

System energy costs decreased 13.8% while system energy requirements decreased 1.8%. Lower unit fuel prices resulted in significant savings. The amortization of previously incurred ash disposal costs at the Lake Road facility in the previous period also contributed to the decrease.

Other operations expense increased for the quarter primarily as a result of the June 1994 rate order adjustment. The order reduced pension expense by a one-time adjustment of $5.9 million.

Maintenance expense increased significantly due to scheduled maintenance projects at the Lake Road plant.

The principal factor in comparison of the quarters' income tax expense was the impact of the June 1994 rate order which increased income tax expense by a one-time adjustment of $2.6 million.

Other income increased due to a gain on the sale of securities and interest on investments.

Investable balances increased due to the issuance of $20 million of medium-term notes in March 1995.

Interest charges for the period was impacted by the issuance of the $20 million of medium-term notes.

Comparison of the six months ended June 30, 1995 and 1994

Electric retail sales and other revenue increased 2.8% while sales remained relatively stable. The increase for the period reflects the full effect of the June 1994 electric rate increase in the 1995 period. Increased commercial and industrial usage offset a 2.8% reduction in sales to the weather sensitive residential class.

Sales for resale and related purchased power expenses decreased due to reduced transactions with regional utilities.

Other revenues decreased by 4.0% due to reductions in the natural gas segment. Natural gas sales were down 5.9% due to more industrial customers opting for transportation services instead of tariff sales. Lower unit prices for gas, which is passed on to the customer through the Purchased Gas Adjustment, also impacted gas revenues for the period. Partially offsetting the decrease were increased industrial steam revenues which reflect a November 1994 price increase.

System energy cost decreased 11.7% while system energy requirements decreased 1.2% for the six months ended. The decrease in costs was primarily attributable to lower unit fuel prices and the amortization of ash disposal costs in the previous period.

Decreased costs of gas purchased for resale resulted from reduced sales and lower unit prices.

Other operations expense increased for the six months ended primarily as a result of the June 1994 rate case order which changed the Company's accounting for pension expense.

Maintenance expense increased 71.4% primarily due to a scheduled overhaul of a boiler and turbine at the Lake Road plant.

Income taxes decreased for the six months period. The principal factor was the impact of an accounting change included in the June 1994 electric rate case decision that resulted in a one-time adjustment of $2.6 million.

Other income increased due to a gain on the sale of unit coal trains at the Iatan plant. The net of tax gain from the sale was approximately $.5 million. The leasing of more efficient aluminum trains will result in reduced delivered fuel costs and train emissions. Gains on the sale of securities and interest on investments also were responsible for the increase.

Interest charges for the six month period was impacted by the issuance of $20 million of medium-term notes in March 1995.

Comparison of the twelve months ended June 30, 1995 and 1994

Electric retail sales and other revenue increased 2.9% for the period reflecting the June 1994 electric rate increase while sales for the period remained constant. Growth in the commercial sector offset decreased sales to the residential class due to more moderate weather conditions.

Sales for resale and related purchased power expenses decreased due to reduced transactions with regional utilities.

Other revenues decreased by 10.1% for the period reflecting decreases in the natural gas segment. Natural gas sales were down 10.0% due to more moderate temperatures reducing residential heating requirements and more industrial customers using transportation services. Lower unit prices for gas, which is passed on to the customer through the Purchased Gas Adjustment, also impacted gas revenues for the period.

System energy cost decreased 12.2% for the twelve months ended period primarily due to reduced unit fuel cost and increased use of the Iatan plant, the Company's most efficient unit. This unit had limited availability during the fall of 1993. The additional generation reduced the need for more expensive purchased power.

The decrease in gas purchased for resale is a result of reduced sales and lower unit prices.

Other operations expense increased for the period primarily as a result of the June 1994 rate case order which required a one-time adjustment to the pension expense. The reduction in regulatory expenses associated with the case partially offset the increase.

Maintenance expense increased 34.0%, primarily due to scheduled maintenance at the Lake Road plant. Partially offsetting the increase was reduced maintenance requirements at the Iatan plant.

Income tax expense decreased due to the tax effect of the pension expense adjustment required by the 1994 rate order. Partially offsetting the adjustment was an increase in pre-tax income.

The increase in other income was primarily attributable to the gain on the sale of the unit coal trains. The net of tax gain from the sale was approximately $.5 million.

Interest charges increased 15.9%, primarily as a result of increased short-term borrowings and the issuance of $20 million of medium-term notes in March 1995.


LIQUIDITY AND CAPITAL RESOURCES - At June 30, 1995, the Company had $9.7 million in cash and temporary investments and $1.6 million in other investments. The Company has $21.4 in unused lines of credit. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $26.8 million for 1995 and about $128 million during the next five years. Construction requirements will be met with internally generated funds supplemented by external financing as necessary.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  The annual meeting of common stockholders was held May 17, 1995.

b. The following persons were elected Directors of the Company to serve until the 1998 annual meeting of common stockholders.
         John P. Barclay Jr. (3,158,075 votes for; 50,065 withheld) David W. Shinneman (3,160,398 votes for; 47,743 withheld) William J. Gremp (3,152,223 votes for; 55,918 withheld)

c. The appointment of Arthur Andersen LLP as independent auditors for 1995 was approved.
         (3,158,105 votes for; 22,917 against; and 27,118 withheld)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit 27 - Financial Data Schedule

b. No Form 8-K Current Report was filed during the quarter ended June 30, 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY
                                                            (Registrant)




Dated:  August 11, 1995
L. J. STOLL
Vice President-Finance, Treasurer
  and Assistant Secretary
(Duly Authorized Officer)