Form 10-Q
period 1995-09-30
ST JOSEPH LIGHT & POWER CO
filed 1995-11-15
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1995

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

Common Stock, without par value     3,906,369 shares
(Class)        (Outstanding at October 31, 1995)

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

STATEMENTS OF INCOME
(Unaudited Interim Report)


                          Three Months Ended
                             September 30
                            1995         1994


OPERATING REVENUES:
Electric
Retail sales & other   $27,110,240      $22,091,769
Sales for resale           736,689           75,979
Other                    1,895,648        1,859,051
                       $29,742,577      $24,026,799
OPERATING EXPENSES:
Production fuel        $ 4,674,833      $ 5,051,619
Purchased power-System
 energy                  2,388,501        1,817,989
Resale                     584,346           61,008
Gas purchased for
 resale                    200,043          200,078
Other operations         4,870,360        4,448,380
Maintenance              1,990,633        2,187,238
Depreciation             2,517,023        2,499,598
Taxes - General          1,692,062        1,653,996
        Income           3,294,569        1,619,241
                       $22,212,370      $19,539,147

OPERATING INCOME       $ 7,530,207      $ 4,487,652

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction         $    67,050      $    16,792
Other - including
 income taxes on
 nonutility operations $    12,951           (4,790)
                       $    80,001           12,002

INCOME BEFORE INTEREST
CHARGES                $ 7,610,208      $ 4,499,654

INTEREST CHARGES (Net):
 Long-term debt        $ 1,462,400      $ 1,065,750
 Interest on bank notes          -           67,517
 Other                      35,149           26,697
 Allowance for borrowed
  funds used during
  construction            (105,439)         (24,719)
                       $ 1,392,110      $ 1,135,245

NET INCOME AVAILABLE
FOR COMMON STOCK       $ 6,218,098      $ 3,364,409

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       3,906,369        3,917,108

EARNINGS PER AVERAGE
COMMON SHARE                 $1.59            $0.86

DIVIDENDS PAID PER
COMMON SHARE                 $0.46            $0.45

STATEMENTS OF INCOME
(Unaudited Interim Report)


                          Nine Months Ended
                             September 30
                           1995         1994


OPERATING REVENUES:
Electric
Retail sales & other   $63,773,724      $57,770,439
Sales for resale           899,474        3,246,969
Other                    8,294,072        8,524,338
                       $72,967,270      $69,541,746
OPERATING EXPENSES:
Production fuel        $11,443,587      $13,832,437
Purchased power-System
 energy                  6,637,918        5,511,160
Resale                     690,844        2,957,197
Gas purchased for
 resale                  1,854,082        2,533,480
Other operations        13,839,306        8,788,313
Maintenance              7,610,530        5,466,236
Depreciation             7,443,813        7,388,765
Taxes - General          4,940,736        4,841,852
        Income           4,576,881        5,182,323
                       $59,037,697      $56,501,763

OPERATING INCOME       $13,929,573      $13,039,983

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction          $    95,650      $   114,626
Other - including
 income taxes on
 nonutility operations     599,079          (62,320)
                       $   694,729      $    52,306

INCOME BEFORE INTEREST
CHARGES                $14,624,302      $13,092,289

INTEREST CHARGES (Net):
 Long-term debt        $ 4,095,899      $ 3,195,054
 Interest on bank notes    118,170          105,147
 Other                     112,852           80,008
 Allowance for borrowed
  funds used during
  construction            (230,172)         (81,165)
                       $ 4,096,749      $ 3,299,044

NET INCOME AVAILABLE
FOR COMMON STOCK       $10,527,553      $ 9,793,245

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       3,906,792        3,953,565

EARNINGS PER AVERAGE
COMMON SHARE                 $2.69            $2.48

DIVIDENDS PAID PER
COMMON SHARE                 $1.38            $1.35


STATEMENTS OF INCOME
(Unaudited Interim Report)

                          Twelve Months Ended
                              September 30
                            1995         1994


OPERATING REVENUES:
Electric
Retail sales & other   $81,311,931      $74,949,935
Sales for resale         1,313,297        3,397,453
Other                   11,582,456       12,555,664
                       $94,207,684      $90,903,052

OPERATING EXPENSES:
Production fuel        $15,080,835      $17,577,547
Purchased power-System
energy                   8,574,650        9,174,341
Resale                     943,796        3,063,966
Gas purchased for
resale                   2,617,101        3,814,931
Other operations        19,204,593       14,080,526
Maintenance             10,406,021        8,219,539
Depreciation             9,888,735        9,807,563
Taxes - General          6,459,210        6,241,372
        Income           4,605,438        4,586,310
                       $77,780,379      $76,566,095

OPERATING INCOME       $16,427,305      $14,336,957

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction          $    97,715      $   126,691
Other - including
 income taxes on
 nonutility operations $   532,858          (10,379)
                       $   630,573          116,312

INCOME BEFORE INTEREST
CHARGES                $17,057,878      $14,453,269

INTEREST CHARGES (Net):
 Long-term debt        $ 5,161,649      $ 4,154,888
 Interest on bank notes    195,292          166,141
 Other                     139,550           99,057
 Allowance for borrowed
  funds used during
  construction            (238,570)         (86,935)
                       $ 5,257,921      $ 4,333,151
NET INCOME AVAILABLE
FOR COMMON STOCK       $11,799,957      $10,120,118

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       3,907,067        3,967,422

EARNINGS PER AVERAGE
COMMON SHARE                 $3.02            $2.55

DIVIDENDS PAID PER
COMMON SHARE                 $1.83            $1.79

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS


                           September 30,    December 31,
                               1995            1994
                                   (Unaudited)
ASSETS
UTILITY PLANT:
Electric                   $281,579,899   $269,283,356
Other                         9,463,441      9,472,124
                           $291,043,340   $278,755,480
Less-Reserves for
depreciation                139,851,735    135,414,641
                           $151,191,605   $143,340,839
Construction work in
  progress                    4,759,568      4,951,211
                           $155,951,173   $148,292,050

OTHER INVESTMENTS          $  1,638,862   $  2,345,938

CURRENT ASSETS:
Cash and cash equivalents  $    318,895   $    407,392
Temporary investments         9,692,412        990,110
Receivables, less reserves    9,604,968      6,986,150
Unbilled revenue              2,959,985      3,523,432
Fuel, at average cost         4,243,904      3,831,468
Materials and supplies, at
  average cost                5,606,461      5,323,948
Prepayments and other         1,916,633      1,232,848
                           $ 34,343,258   $ 22,295,348
DEFERRED CHARGES
Debt expense               $  1,691,331   $  1,393,299
Lease payments receivable     3,566,850      3,659,444
Prepaid pension expense       8,570,609      7,690,792
Regulatory assets            13,805,951     13,395,196
Other                           451,915        626,611
                           $ 28,086,656   $ 26,765,342
                           $220,019,949   $199,698,678
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                   $ 80,880,627   $ 77,591,646
Long-term debt               73,100,000     53,100,000
                           $153,980,627   $130,691,646
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances    $    259,024    $ 2,802,771
Accounts payable              5,706,798      7,298,448
Notes payable                         -      6,300,000
Accrued income & general
  taxes                       6,045,291        837,654
Accrued interest              1,357,710      1,526,345
Accrued vacation              1,324,439      1,170,344
Dividends declared            1,796,930              -
Other                           378,016        372,069
                           $ 16,868,208   $ 20,307,631
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations  $  2,515,765   $  2,527,495
Deferred income taxes        28,357,090     27,186,103
Investment tax credit         5,006,893      5,323,225
Accrued claims and benefits   1,460,535      1,590,184
Deferred revenues             2,520,219      2,609,331
Regulatory liabilities        7,474,349      7,984,979
Other                         1,836,263      1,478,084
                           $ 49,171,114   $ 48,699,401
                           $220,019,949   $199,698,678

      The accompanying Notes to Financial Statements are an
integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                                    September 30,       December 31,
                                       1995                1994
 (Unaudited)                                  (Unaudited)
COMMON STOCK AND RETAINED EARNINGS:
Common stock--authorized 25,000,000
shares, without par value, issued
4,626,374 shares                     $ 33,816,099       $ 33,816,099
Retained earnings                      64,047,278         60,708,144
Other paid-in capital                     380,148            380,148
Less-treasury stock, at cost,
720,005 and 718,483 shares
respectively                          (17,362,898)       (17,312,745)
                                     $ 80,880,627       $ 77,591,646

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021                     $ 22,500,000       $ 22,500,000
7-3/8% Pollution Control Revenue
Bonds, Series due February 1, 2013              -          5,600,000
                                     $ 22,500,000       $ 28,100,000

Unsecured Pollution Control Bonds-
5.85% Series due February 1, 2013    $  5,600,000       $          -

Medium-term notes-
5.77% due December 8, 1998           $  5,000,000       $  5,000,000
7.13% due November 29, 2013             1,000,000          1,000,000
7.16% due November 29, 2013             9,000,000          9,000,000
7.17% due December 1, 2023              7,000,000          7,000,000
7.33% due November 30, 2023             3,000,000          3,000,000
8.36% due March 15, 2005               20,000,000                  -

                                     $ 45,000,000       $ 25,000,000
Total Long-Term Debt                 $ 73,100,000       $ 53,100,000

Total Capitalization                 $153,980,627       $130,691,646












      The accompanying Notes to Financial Statements
 are an integral part of these statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited Interim Report)
<Caption                             Nine Months Ended September 30
                                         1995            1994



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $ 10,527,553    $ 9,793,245
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation                              7,443,813      7,388,765
Pension expense                            (879,817)    (6,238,898)
Other post retirement
 benefits                                  (206,687)       753,471
Deferred taxes and investment credit       (268,287)     1,699,292
Allowance for equity funds used
during construction                         (95,650)      (114,627)
Gain on unit coal trains                   (805,874)              -
Net changes in working capital items
not considered elsewhere:
Accounts receivable and unbilled
revenues                                 (2,055,371)      1,271,238
Fuel                                       (412,436)        155,173
Accounts payable and outstanding
checks                                   (4,135,397)     (5,614,558)
Accrued income and general taxes          5,207,637       3,577,192
Other, net                                 (974,891)       (669,177)
Net changes in regulatory
assets and liabilities                      201,557       1,370,806
Net changes in other assets
and liabilities                             140,562        (826,955)
Net cash provided by
operating activities                    $13,686,712     $12,544,967

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant                $(15,064,861)   $(7,864,434)
Allowance for borrowed funds used
during construction                          230,172         81,165
Investments                               (7,995,226)      (456,022)
Sale of unit coal trains                     930,870              -
Other                                       (134,522)        33,462
Net cash used in investing
activities                              ($22,033,567)   $(8,205,829)
CASHFLOWS FROM FINANCING ACTIVITIES:
Notes payable                            $(6,300,000)    $4,100,000
Long-term debt issued                     20,000,000              -
Common stock purchased                       (50,153)    (2,851,234)
Dividends paid                            (5,391,489)    (5,344,171)
Net cash used in financing
activities                               $ 8,258,358    $(4,095,405)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                         $   (88,497)   $   243,733
CASH AND CASH
EQUIVALENTS                              $   407,392    $   269,720
AT BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS
AT END OF YEAR                           $   318,895    $   513,453

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during year:
Interest                                 $ 4,410,735    $ 3,215,734
Income taxes                             $ 2,297,000    $ 2,389,156

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to Financial
Statements are an integral part of these statements.

PAGE

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited Interim Report)

                                 Three Months Ended
                                   September 30
                                    1995    1994


Balance at beginning
  of period                 $61,423,039    $59,593,787
Net Income                    6,218,098      3,364,409
                            $67,641,137    $62,958,196
Dividends on common stock     3,593,859      3,522,456

Balance at end of period   $64,047,278    $59,435,740


                                 Nine Months Ended
                                   September 30
                                    1995    1994


Balance at beginning
  of period                 $60,708,144    $56,745,217
Net Income                   10,527,553      9,793,245
                            $71,235,697    $66,538,462
Dividends on common stock     7,188,419      7,102,722

Balance at end of period   $64,047,278    $59,435,740


                               Twelve Months Ended
                                  September 30
                                  1995     1994
Balance at beginning
  of period                 $59,435,740    $56,418,341
Net Income                   11,799,957     10,120,118
                            $71,235,697    $66,538,459
Dividends on common stock     7,188,419      7,102,719

Balance at end of period    $64,047,278    $59,435,740


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

 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company believes these costs will not have a material impact on the Company's financial position or results of operations.

2.  RATE MATTERS

 In February 1995, the Missouri Public Service Commission
(MPSC) approved a stipulated agreement regarding the allocation of investments and expenses among the Company's three business segments. Revenue-neutral to the Company, the agreement will annually reduce industrial steam revenue by $550,000 and increase electric and natural gas revenues by $500,000 and $50,000, respectively. In addition electric rates were restructured among the various customer classes. As a result, summer rates will increase to reflect higher seasonal production cost in the summer months, while winter rates will be lowered. These revised tariffs were implemented on June 15, 1995.

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

RESULTS OF OPERATIONS -

Comparison of the quarters ended September 30, 1995 and 1994

      Electric retail sales and other revenues increased
22.7%, for the quarter while sales increased 10.9%. The increase in sales was primarily due to warmer than normal summer temperatures. Also contributing to the growth in revenues was the implementation of the June 15, 1995 rate agreement which added approximately $2.4 million to quarterly revenues. Related rate-design changes effectively increased summer rates to reflect higher seasonal productions cost during the summer months of June through September, while winter rates will be lowered.

      Sales for resale and related purchased power expense increased for the quarter reflecting the increased demands of regional utilities.

      Other operating revenues increased 2.0% due to increased revenues in the industrial steam segment. While industrial steam sales were relatively stable for the period, revenues increased 3.3% reflecting a November 1994 industrial steam price increase. Partially offsetting the increase was the June 15, 1995 rate agreement.

      System energy costs increased 2.8% while system energy requirements increased 11.1%. Lower unit coal and gas prices resulted in significant savings for the period. The amortization of previously incurred ash disposal costs at the Lake Road facility impacted costs for the previous period.

      Other operations increased 9.5% reflecting an adjustment to prior years' general and administrative cost at the Iatan plant. In addition payroll and associated benefit charges were higher for the period.

      Maintenance expense decreased primarily due to boiler maintenance at the Lake Road plant during the 1994 period.

      The increase in income tax expense was primarily a result of increased pre-tax earnings.

      The growth in other income and deductions for the quarter was primarily attributable to increased interest on investments relating to available proceeds from the issuance of $20 million of medium-term notes in March 1995.

      Interest charges for the period were affected by the March 1995 issuance of $20 million of medium-term notes.

Comparison of the nine months ended September 30, 1995 and
1994

      For the first nine months electric retail sales and other revenue increased 10.4%. Sales to all classes of customers posted increases for the period, primarily the result of the warmer summer weather. Also affecting revenue was a 3.1% rate increase effective with a June 1994 rate agreement and a rate design change implemented on June 15, 1995. The rate design change effectively increased summer rates to reflect higher seasonal production cost in the summer months, while winter rates will be lowered.

      Sales for resale and related purchased power expenses decreased due to reduced transactions with regional utilities.

      Other revenues decreased by 2.7% due to reductions in the natural gas segment. Natural gas sales were down 6.8% as industrial customers opted for transportation services instead of tariff sales. Lower unit prices for gas, which is passed on to the customer through the Purchased Gas Adjustment, also impacted gas revenues for the period. Partially offsetting the decrease were increased industrial steam revenues which reflect a November 1994 price increase.

      System energy cost decreased 6.5% while system energy requirements increased 3.2% for the nine months ended. The decrease in costs was primarily attributable to lower unit fuel and purchased power prices and the amortization of ash disposal costs at the Lake Road plant in the 1994 period.

      Decreased costs of gas purchased for resale resulted from reduced sales and lower unit prices.

      Other operations expense increased for the nine months ended primarily as a result of the June 1994 rate case order which changed the Company's accounting for pension expense. The order mandated a one-time adjustment which reduced pension expense by $5.9 million.

      Maintenance expense increased primarily due to a scheduled overhaul of a boiler and turbine at the Lake Road plant.

      Income taxes decreased for the nine months ended period primarily as a result of the June 1994 electric rate case decision that resulted in a one-time adjustment of $2.6 million.
Partially offsetting the adjustment was an increase in pre-tax income.

      Other income increased primarily due to a gain on the sale of unit coal train at the Iatan plant. The net of tax gain from the sale was approximately $.5 million. Gains on the sale of securities and increased interest on investments also contributed to the increase.

      Interest charges for the nine months ended period was impacted by the issuance of $20 million of medium-term notes in March 1995.

Comparison of the twelve months ended September 30, 1995 and
1994

      Electric retail sales and other revenue increased 8.5% for the period. The increase in unit sales of 2.1% was primarily attributable to warmer than normal summer temperatures which resulted in a greater number of cooling degree days boosting air-conditioning use. Also affecting revenue was a 3.1% rate increase effective with a June 1994 rate agreement and a rate design change implemented on June 15, 1995. The rate design change effectively increased summer rates to reflect higher seasonal production cost in the summer months, while winter rates will be lowered.

      Sales for resale and related purchased power expense decreased due to reduced transactions with regional utilities.

      Other revenues decreased by 7.8% due to reductions in the natural gas segment . Natural gas sales were down 10.8% due to more moderate temperatures reducing residential heating requirements and more industrial customers using transportation services. Lower unit prices for gas, which is passed on to the customer through the Purchased Gas Adjustment, also impacted gas revenues for the period. Partially offsetting the increase were increased industrial steam revenues which reflect a November
1994 price increase.

      System energy cost decreased 11.6% for the twelve months ended period primarily due to reduced unit fuel cost and increased use of the Iatan plant, the Company's most efficient unit. This unit had limited availability during the fall of 1993. The additional generation reduced the need for more expensive purchased power.

      The decrease in gas purchased for resale is a result of reduced sales and lower unit prices.

      Other operations expense increased for the period primarily as a result of the June 1994 rate case order which required a one-time adjustment to the pension expense of $5.9 million. The reduction in regulatory expenses associated with the case partially offset the increase.

      Maintenance expense increased 26.6%, primarily due to scheduled maintenance at the Lake Road plant. Partially offsetting the increase was reduced maintenance requirements at the Iatan plant.

      Income tax expense increased primarily as a result of higher pre-tax income. Partially offsetting the increase was the tax effect of the June rate order which increased associated income tax expense by $2.6 million.

      The increase in other income was primarily attributable to the gain on the sale of the unit coal trains. The net of tax gain from the sale was approximately $.5 million.

      Interest charges increased primarily as a result of increased short-term borrowings and the issuance of $20 million of medium-term notes in March 1995.

 LIQUIDITY AND CAPITAL RESOURCES - At September
30, 1995, the Company had $10.0 million in cash and temporary investments and $1.6 million in other investments. The Company has $16.0 million in unused lines of credit. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

      The Company's short-term construction program (net of Allowance for Funds Used During Construction) is currently projected at $20.6 million for 1995 and about $113.6 million during the next five years. Construction requirements will be met with a combination of internally generated funds and external financing.




                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a.  Exhibit 27 - Financial Data Schedule

     b. No Form 8-K Current Report was filed during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY

          (Registrant)



Dated:  November 14, 1995

L. J. STOLL
Vice President-Finance, Treasurer
  and Assistant Secretary
(Duly Authorized Officer)