Form 10-K
period 1995-12-31
ST JOSEPH LIGHT & POWER CO
filed 1996-04-01
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).
For the fiscal year ended December 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on
  Title of each class                 which registered
Common Stock, without par value    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York Stock Exchange at February 29, 1996, was $127,283,878.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, without par value                3,916,427 shares
   (Class)                      (Outstanding at February 29, 1996)

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
Portions of the 1996 Definitive Proxy Statement for the 1996 annual meeting are incorporated by reference into Part III, excluding therefrom the sections titled "Report of Compensation Committee" and "Cumulative Total Shareholder Return."
The 1995 Annual Report to Shareholders and the 1996 Definitive Proxy Statement will be mailed to shareholders on or about April 2, 1996.

PART I

ITEM 1 - BUSINESS.

St. Joseph Light & Power Company (the Company) is a Missouri corporation, incorporated in 1895, with its principal office in St. Joseph, Missouri and is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarters city, and 52 other incorporated communities and the intervening rural territory. The service area contains approximately 3,300 square miles. At December 31, 1995, there were approximately 60,900 electric customers. In 1995, electric revenues accounted for 88% of total operating revenues.

Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest
Missouri. Natural gas revenues accounted for 5% of total operating revenues in 1995. Currently there are about 6,400 natural gas customers.

The Company supplies industrial steam to six customers in St.
Joseph. Industrial steam revenues accounted for 7% of total operating revenues in 1995.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

The Company's principal fuel for electric generation is coal.
Small amounts of natural gas and oil are also used. During 1995, fuels utilized for electric generation consisted of 91% coal, 2% oil and 7% gas.

The Company, Kansas City Power & Light Company (KCP&L) and Empire District Electric Company (EDE), the joint owners of the Iatan plant, entered into a twenty-year agreement with the Atlantic Richfield Company for low sulphur western coal. The agreement, effective January 1, 1984, provides for approximately two million tons of Wyoming coal per year through the term of the agreement. The coal is delivered by the Burlington Northern Railroad Company under terms of an April 1, 1986 agreement which was renegotiated in 1995 to extend through 2000.

Management anticipates meeting coal requirements for the Lake Road plant in 1996 with present inventory and with contract and spot purchases. During 1994, the Company entered into a new two-year coal supply agreement effective through April 1996. Natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through spot purchases.

As a result of the Federal Energy Regulatory Commission Order #636, the Company entered into a ten-year agreement with ANR Pipeline Company effective November 1993 to provide natural gas storage and transportation services. The agreement allows for the acquisition of natural gas on the open market. Management believes the arrangement is sufficient to fulfill its natural gas requirements.

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

The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also compare very favorably with other investor-owned utilities in the region. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1995 Annual Report to Shareholders, page 21, which is Exhibit 13 hereto, for further discussion.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

This information is incorporated by reference to Note 8 of the Notes to Financial Statements in the 1995 Annual Report to
Shareholders, page 33, which is Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

This information is incorporated by reference to Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the 1995 Annual Report to Shareholders, pages 16-21, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.

There were 347 full time employees and 2 part time employees at December 31, 1995.

ITEM 2 - PROPERTIES.

The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's 18% share of this plant is 121 megawatts (MW) of net capability. Refer to "Jointly Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Financial Statements in the 1995 Annual Report to Shareholders, page 28, which is Exhibit 13 hereto.

The Company owns the Lake Road generating station in St. Joseph,
Missouri with an aggregate net capability of 261 MW (summer rating), of which 107 MW is coal-fired and 154 MW utilize natural gas and oil.

The Company owns a 62-mile segment of a 582 mile, 345 KV transmission line connecting utilities from Kansas City, Missouri to Minneapolis, Minnesota. A second 345 KV line, 23 miles in length, is used as a tie-line for two neighboring utilities, one of which pays all fixed and operating costs. The Company also owns 32 miles of 345 KV line connecting the Iatan generating plant with the Company's system. In addition, the Company constructed, with six other regional utilities, a 103-mile, 345 KV transmission line, primarily in northwest Missouri, to strengthen the interconnection network. The line provides a high capacity interconnection facility directly linking the electric transmission systems of Nebraska Public Power District, Associated Electric Cooperative of Springfield, Missouri, and St. Joseph Light & Power Company. The Company has 80 miles of 161 KV transmission line which serves as the "backbone" for its internal transmission/distribution system, and owns the necessary lower voltage distribution lines, distribution substations, transformers and equipment required to provide service in its territory.

ITEM 3 - LEGAL PROCEEDINGS.

Certain legal actions are pending which, in management's opinion, are not expected to materially affect the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant.

The following are the executive officers of the Company:

T. F. STEINBECKER, President. Age 50. BSBA and MBA, University of Missouri and CPA.
Employed by the Company in 1975; executive capacity since 1976;
present position since May 1986.

J. A. STUART, Vice President--Engineering and Construction.  Age
42. BSEE, California Polytechnic State University. Employed by the Company in present position since 1994. Prior positions include Senior Operations Consultant, Pacific Gas and Electric Company, June 1993-March 1994, and Gas and Electric Operations Manager, Pacific Gas and Electric Company, March 1991-June 1993.

R. L. SLATER, Vice President--Administration.  Age 63.  BA,
Benedictine College, Atchison, Kansas. Employed by the Company in
1978; executive capacity since 1979; present position since
November 1986. Mr. Slater announced his retirement effective April
1, 1996.

L. J. STOLL, Vice President--Finance, Treasurer and Assistant
Secretary.  Age 43.  BSBA, Missouri
Western State College.  MBA, Northwest Missouri State University.
Employed by the Company in 1975; executive capacity since 1980;
present position since May 1986.

D. V. SVUBA, Vice President--Power Supply.  Age 53.  BSEE, Iowa
State University.  MSEE, University of Missouri.  Employed by the
Company in 1966; executive capacity since 1990; present position since November 1990.

G. L. MYERS, General Counsel and Secretary.  Age 42.  AB,
Washington University.  JD, University of Missouri-Kansas City.
Employed by the Company and executive capacity since 1979; present position since May 1989.

The Company announced a corporate restructuring effective February 1, 1996, that included the election of G. L. Myers as Vice President, General Counsel and Secretary. Under the new organization, departments are aligned under J. A. Stuart-Vice President of Customer Service and Engery Delivery, L. J. Stoll-Vice President of Finance and D. V. Svuba-Vice President of Energy Supply.

Each officer is covered by a three-year employment agreement.
There are no family relationships between any officers of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1995 Annual Report to Shareholders, page 15 and 38, which is
Exhibit 13 hereto.

There were 5,065 holders of record of the Company's common stock as of February 2, 1996, the record date fixed for the dividend paid on February 20, 1996.

ITEM 6 - SELECTED FINANCIAL DATA.

This information is incorporated by reference to the 1995 Annual
Report to Shareholders, page 15, which is Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

This information is incorporated by reference to the 1995 Annual
Report to Shareholders, pages 16-21, which is Exhibit 13 hereto.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is incorporated by reference to the 1995 Annual
Report to Shareholders, pages 22-33 and page 36, which is Exhibit
13 hereto.

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

None.

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

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

Financial Statements:

This information is incorporated by reference (as set forth below) to the 1995 Annual Report to Shareholders, which is Exhibit 13 hereto.

      Statements of Income, page 22
      Balance Sheets, page 23
      Statements of Capitalization, pages 24-25
      Statements of Retained Earnings, page 25
      Statements of Cash Flows, page 26
      Statements of Taxes, page 27
      Notes to Financial Statements, pages 28-33
      Responsibility for Financial Statements, page 36
      Report of Independent Public Accountants, page 36


Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts - For the years ended December 31, 1995, 1994 and 1993.

      Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.

List of Exhibits:
Exhibit 3- Restated Articles of Incorporation adopted on May 20, 1987, which are incorporated by reference to page 16 of the 1987 Form 10-K. By-laws of Company as amended on January 16, 1991, which are incorporated by reference to page 17 of the 1990 Form 10-K.

Exhibit 4- Indenture of Mortgage and Deed of Trust dated April 1, 1946, between the Company and Harris Trust and Savings Bank and Bartlett Boder, Trustee which is incorporated by reference to Exhibit (b) (1)-C in File No. 2-62825.

         -  * Seventeenth Supplemental Indenture dated as of
              February 1, 1991 between the Company and Harris
              Trust and Savings Bank.

         -  * Medium-Term Notes Issuing and Paying Agency
              Agreement dated as of November 19, 1993 between the Company and Hassis Trust and Savings Bank.

              Long-term debt instruments of the Company in amounts not exceeding ten percent of the total assets of the Company will be furnished to the Commission upon request.

Exhibit 10- * Coal Freight Agreement between Burlington Northern
              Railroad Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This
              exhibit is incorporated by reference to page 17 of the 1986 Form 10-K. Amendment to Coal Freight Agreement as amended on May 20, 1995.

         - Coal Supply Agreement between Atlantic Richfield Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This
              exhibit is incorporated by reference to page 17 of the 1983 Form 10-K.

         - CFSI Agreement which is incorporated by reference to page 17 of the 1989 Form 10-K.

         - ** Form of Key Management Employment Agreements which is incorporated by reference to page 18 of the 1990 Form 10-K. Amendment to Key Management Employment Agreements as amended on December 1, 1993, which is incorporated by reference to page 18 of the 1993 Form 10-K.

         - Directors Indemnification Agreement, which is incorporated by reference to page 19 of the 1993
              Form 10-K.

         - ** Supplemental Executive Retirement Plan which is incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November 17, 1993 which is incorporated by reference to page 20 of the 1993 Form 10-K.

         - Gas Purchase Agreements with ANR Pipeline Company, which are incorporated by reference to page 21 of the 1993 Form 10-K.

         -    Coal Supply Agreement with Alternative Fuels,
              Incorporated which is incorporated by reference to page 11 of the 1994 Form 10-K.

         - *  Long-Term Incentive Plan.
           **
Exhibit 13- * The 1995 Annual Report to Shareholders.

Exhibit 23- * Consent of Independent Public Accountants.

Exhibit 27- * Financial Data Schedule.

       *    Filed herewith.

       **   Exhibits marked with an asterisk relate to
              management contracts or compensatory arrangements.




Reports on Form 8-K:

No Form 8-K was required to be filed during the quarter ended
December 31, 1995.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:

We have audited in accordance with generally accepted auditing standards, the financial statements included in St. Joseph Light & Power Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 26, 1996.
ST. JOSEPH LIGHT & POWER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

Column  A Column  B      Column  C            Column  D       Column  E

                                                Deductions
                                                for Purposes
            Balance at    Additions              for Which    Balance at
            Beginning  Charged    Charged to     Reserves         End
Description  of Year   to Expense Construction   Were Created    of Year

Valuation accounts deducted from assets
to which they apply -

Allowance for Uncollectible
Accounts:

December 31, 1995   $339147   $161156   $0   $176173 (1)    $324130
December 31, 1994   $390256   $160748   $0   $211857 (2)    $339147
December 31, 1993   $252947   $278725   $0   $141416 (3)    $390256

Other reserves -

Accrued Claims for Injuries
and Damages:

December 31, 1995   $299193   $371991   $46845  $355634     $362395
December 31, 1994   $303110   $222655   $27854  $254426     $299193
December 31, 1993   $439804   $134368   $3547      $274609  $303110

Accrued Other Post
Employment Benefits:

December 31, 1995   $1290991  $1030996  $182061 $1167239    $1336809 (4)
December 31, 1994   $838627   $1100200  $210397 $858233     $1290991 (5)
December 31, 1993   $0        $1055593  $132400 $349366     $838627  (6)

Accrued Major Medical:

December 31, 1995   $5525     $622163   $128037 $750200     $5525
December 31, 1994   $369986   $711900   $148983 $1225344    $5525
December 31, 1993   $349376   $843613   $108095 $931098     $369986

(1) Net of $128,049 recovery on accounts previously charged off.
(2) Net of $126,419 recovery on accounts previously charged off.
(3) Net of $94,839 recovery on accounts previously charged off.
(4) Includes Iatan reserve of $133,845.
(5) Includes Iatan reserve of $94,432.
(6) Includes Iatan reserve of $22,276.
EXHIBIT 23

ST JOSEPH LIGHT & POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ST. JOSEPH LIGHT & POWER COMPANY
(Registrant)

March 20, 1996 By
T. F. Steinbecker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



T. F. Steinbecker
President & Director (Principal Executive Officer)
March 20, 1996


L. J. Stoll
Vice President-Finance, Treasurer & Assistant
   Secretary (Principal Financial & Accounting
   Officer)
March 20, 1996

J.P. Barclay, Jr.
Director
March 20, 1996

D. A. Burkhardt
Director
March 20, 1996

R. M. Burridge
Director
March 20, 1996


J. P. Carolus
Director
March 20, 1996


W. J. Gremp
Director
March 20, 1996


D. W. Shinneman
Director
March 20, 1996


R. L. Simpson
Director
March 20, 1996


G. R. Sprong
Director
March 20, 1996






Exhibit 23



St Joseph Light & Power Company
Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K into the Company's previously filed Form S-3 Registration Statements (Registration No. 2-90732 and 33-64687).

ARTHUR ANDERSEN LLP
Kansas City, Missouri
March 29, 1996