Form 10-Q
period 1996-03-31
ST JOSEPH LIGHT & POWER CO
filed 1996-05-15
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

Common Stock, without par value     3,917,185 shares
(Class)        (Outstanding at April 30, 1996)

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF INCOME
(Unaudited)

                           Three Months Ended
                              March 31
                           1996            1995

OPERATING REVENUES:
Electric
Retail sales & other    $18,864,646      $18,684,766
Sales for resale            582,335           87,741
Other                     4,172,081        4,027,609
                        $23,619,062      $22,800,116
OPERATING EXPENSES:
Production fuel         $ 4,349,874      $ 3,469,216
Purchased power-
  System energy           2,141,999        2,211,869
  Resale                    429,719           46,498
Gas purchased for
 resale                   1,446,706        1,251,353
Other operations          4,636,423        4,449,753
Maintenance               1,864,397        2,685,003
Depreciation              2,537,284        2,452,935
Taxes - General           1,672,481        1,690,129
        Income              999,981          958,261
                        $20,078,864      $19,215,017

OPERATING INCOME        $ 3,540,198      $ 3,585,099

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction          $   77,310       $    11,397
Other - including
 income taxes on
 nonutility operations     (42,492)           466,929
                        $   34,818        $   478,326

INCOME BEFORE INTEREST
CHARGES                 $3,575,016        $ 4,063,425



INTEREST CHARGES (Net):
 Long-term debt         $1,462,400        $ 1,135,417

 Interest on bank
  notes                      -                117,810
 Other                      34,547             45,618
 Allowance for borrowed
  funds used during
  construction             (63,789)           (39,701)
                       $ 1,433,158        $ 1,259,144

NET INCOME             $ 2,141,858        $ 2,804,281

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       3,911,079          3,907,891

EARNINGS PER AVERAGE
COMMON SHARE                 $.55               $0.72

DIVIDENDS PAID PER
COMMON SHARE                $0.47               $0.46


STATEMENTS OF INCOME
(Unaudited)

                           Twelve Months Ended
                              March 31
                            1996     1995

OPERATING REVENUES:
Electric
Retail sales & other    $81,121,965      $75,938,027
Sales for resale          1,546,758        3,454,362
Other                    11,670,841       11,375,495
                        $94,339,564      $90,767,884
OPERATING EXPENSES:
Production fuel         $15,419,756      $16,557,852
Purchased power-
  System energy           9,523,993        7,758,457
  Resale                  1,175,067        3,023,999
Gas purchased for
 resale                   2,941,112        2,659,982
Other operations         19,622,341       13,692,620
Maintenance               8,967,708        9,205,746
Depreciation             10,106,198        9,873,805
Taxes - General           6,315,324        6,408,956
        Income            4,600,355        5,485,636
                        $78,671,854      $74,667,053

OPERATING INCOME        $15,667,710      $16,100,831

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction           $    204,424     $    72,527
Other - including
 income taxes on
 nonutility
 operations                  234,304         347,962
                        $    438,728     $   420,489

INCOME BEFORE INTEREST
CHARGES                 $ 16,106,438     $16,521,320

INTEREST CHARGES (Net):
 Long-term debt         $  5,885,282     $ 4,332,667
 Interest on bank
  notes                         440          297,844
 Other                      136,201          125,711
 Allowance for borrowed
  funds used during
  construction             (293,520)        (102,402)
                        $ 5,728,403      $ 4,653,820

NET INCOME              $10,378,035      $11,867,500

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        3,907,540        3,922,062

EARNINGS PER AVERAGE
COMMON SHARE                  $2.66            $3.03

DIVIDENDS PAID PER
COMMON SHARE                  $1.85            $1.81


       See Note to Financial Statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS



                         March 31,       December 31,
                          1996              1995
                        (Unaudited)
ASSETS
UTILITY PLANT:
Electric                 $284,973,220    $283,958,833
Other                       9,641,663       9,624,603
                         $294,614,883    $293,583,436
Less-Reserves for
depreciation              142,750,043     140,391,437
                         $151,864,840    $153,191,999
Construction work
 in progress                8,922,207       7,505,407
                         $160,787,047    $160,697,406

OTHER INVESTMENTS        $  1,736,552   $   1,727,267

CURRENT ASSETS:
Cash and cash
 equivalents             $    294,214   $     287,319
Temporary investments       4,813,702       6,201,584
Receivables, less
 reserves                   7,123,487       7,567,875
Accrued utility
 revenue                    3,344,606       3,594,938
Fuel, at average cost       2,724,339       4,015,138
Materials and supplies,
 at average cost            5,595,995       5,500,452
Prepayments and other         394,090       1,208,038
                         $ 24,290,433    $ 28,375,344
DEFERRED CHARGES
Debt expense             $  1,639,515    $  1,668,452
Lease payments
 receivable                 3,505,121       3,535,986
Prepaid pension expense     9,122,478       8,836,140
Regulatory assets          14,136,462      14,126,115
Other                         410,589         363,505
                         $ 28,814,165   $  28,530,198
                         $215,628,197   $ 219,330,215
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                 $ 80,228,515    $ 81,393,532
Long-term debt             73,100,000      73,100,000
                         $153,328,515    $154,493,532


CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances  $     78,023    $  2,523,453
Accounts payable            4,679,923       7,935,124
Accrued income &
 general taxes              2,315,751         721,469
Accrued interest            1,349,572       1,961,342
Accrued vacation            1,247,953       1,122,925
Dividends declared          1,840,910          -
Other                         389,076         394,990
                         $ 11,901,208    $ 14,659,303
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease
 obligations             $   2,507,551   $  2,511,699
Deferred income taxes       29,533,208     29,303,855
Investment tax credit        4,807,719      4,910,823
Accrued claims and
 benefits                    1,961,915      1,699,204
Deferred revenues            2,460,969      2,490,578
Regulatory liabilities       7,287,180      7,287,180
Other                        1,839,932      1,974,041
                         $  50,398,474   $ 50,177,380
                         $215,628,197    $219,330,215

     See Note to Financial Statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                          March 31        December 31,
                            1996              1995
                         (Unaudited)
COMMON STOCK AND
 RETAINED EARNINGS:
Common stock--authorized
  25,000,000 shares, without
  par value, issued
  4,626,374 shares             $ 33,816,099    $ 33,816,099
Retained earnings                63,025,035      64,560,183
Other paid-in capital               486,234         380,148
Less-treasury stock, at cost,
 709,544 and 720,005 shares
 respectively                   (17,098,853)    (17,362,898)
                               $ 80,228,515    $ 81,393,532

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021               $ 22,500,000    $ 22,500,000

Unsecured Pollution
 Control Bonds- 5.85%
  Series due
   February 1, 2013            $   5,600,000   $   5,600,000

Medium-term notes-
5.77% due December 8, 1998     $   5,000,000   $  5,000,000
7.13% due November 29, 2013        1,000,000      1,000,000
7.16% due November 29, 2013        9,000,000      9,000,000
7.17% due December 1, 2023         7,000,000      7,000,000
7.33% due November 30, 2023        3,000,000      3,000,000
8.36% due March 15, 2005          20,000,000     20,000,000
                               $  45,000,000   $ 45,000,000
Total Long-Term Debt           $  73,100,000   $ 73,100,000

Total Capitalization           $153,328,515    $154,493,532

     See Note to Financial Statements.

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited)

                              Three Months Ended
                                  March 31
                              1996          1995

Balance at beginning
 of period               $64,560,183     $60,708,144
Net Income                 2,141,858       2,804,281
                         $66,702,041     $63,512,425
Dividends on
 common stock              3,677,006       3,595,260

Balance at end of period $63,025,035     $59,917,165


                               Twelve Months Ended
                                   March 31
                                1996         1995

Balance at beginning
 of period               $59,917,165     $55,165,896
Net Income                10,378,035      11,867,500
                         $70,295,200     $67,033,396
Dividends on
 common stock              7,270,165       7,116,231

Balance at end of period $63,025,035     $59,917,165


       See Note to Financial Statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
                         Three Months Ended
                              March 31
                           1996      1995

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income               $ 2,141,858     $ 2,804,281
Adjustments to reconcile
 net income to cash provided
 by operating activities:
Depreciation               2,537,284       2,452,935
Pension expense             (237,661)       (288,765)
Other post retirement
 benefits                    223,263         267,716
Deferred taxes and
 investment credit           126,249         (37,319)
Allowance for equity
 funds used during
 construction                (77,310)        (11,397)
Gain from sale of
 unit coal trains               --          (805,874)
Net changes in working capital
 items not considered elsewhere:
Accounts receivable and
 accrued utility revenues     694,720      1,030,466
Fuel                        1,290,799       (445,575)
Accounts payable and
 outstanding checks        (5,700,631)    (4,811,520)
Accrued income and
 general taxes              1,594,282      1,930,605
Other, net                    225,749        598,527
Net changes in regulatory
assets and liabilities        (10,347)        (7,593)
Net changes in other assets
and liabilities               (33,575)      (137,604)
Net cash provided by
operating activities      $ 2,774,680    $ 2,538,883

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Gross additions to plant $ (2,651,641)   $(3,285,947)
Allowance for borrowed
 funds used during
  construction                 63,789         39,701
Investments                 1,378,597    (13,035,864)
Proceeds from sale of
 unit coal trains              --            930,870
Other                          13,521        (28,304)
Net cash used in investing
 activities              $ (1,195,734)  $(15,379,544)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Decrease in notes
 payable                 $     --       $ (5,300,000)
Long-term debt issued          --         20,000,000
Common stock purchased         --            (39,279)
Common stock issued         264,045            --
Dividends paid           (1,836,096)      (1,797,630)
Net cash provided by
 (used in) financing
 activities             $(1,572,051)     $12,863,091

NET INCREASE IN CASH
 AND CASH
 EQUIVALENTS            $     6,895      $    22,430

CASH AND CASH
EQUIVALENTS AT
BEGINNING OF YEAR       $   287,319     $    407,392

CASH AND CASH
 EQUIVALENTS AT
 END OF YEAR            $   294,214     $    429,822

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during year:
Interest                 $ 2,079,780     $  1,416,261
Income taxes             $    50,000     $     --

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     See Note to Financial Statements.


       ST. JOSEPH LIGHT & POWER COMPANY


         NOTE TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES


      The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
See Notes to Financial Statements included in the Company's 1995 Annual Report to Shareholders incorporated by reference in the Company's 1995 Annual Report on Form 10-K. There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is in some respects dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year. The information contained in these financial statements reflects all adjustments which are, in the opinion of management, necessary to state fairly the results of the interim periods.

      The results for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year 1996.




















Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


      In the electric and natural gas utility industries generally, results of operations show a seasonal pattern influenced primarily by the weather. The Company expects that its historical pattern of higher revenues and earnings in the third quarter will be more pronounced as a result of rate-design changes implemented in June 1995 which increase electric rates from June through September and decrease rates from October through May.


RESULTS OF OPERATIONS -

Comparison of the quarters ended March 31, 1996 and 1995

      Electric retail sales and other revenues increased 1% for the quarter while sales increased 9%. The following factors contributed to the increases:

          --temperatures were cooler than normal;
          --rate-design changes implemented in June 1995 reduced winter and increased summer prices to reflect seasonal production costs; and
          --an allocations case which will annually increase electric and natural gas operating revenues by $500,000 and $50,000, respectively, and decrease industrial steam operating revenues by $550,000 was effective in June 1995.

      Sales for resale and related purchased power expense increased for the quarter reflecting increased transactions with regional utilities and energy marketers.

      Other operating revenues increased 4% due to increased sales in the natural gas segment. Natural gas sales increased 14% primarily due to cooler than normal temperatures and increased industrial requirements. Partially offsetting the increase were reduced industrial steam revenues. While industrial steam sales increased
10% for the period, revenues decreased 11% reflecting a rate reduction for a major customer and the change in revenues due to the allocations case discussed above.

      System energy costs (production fuel and purchased power) increased 14% while retail sales increased 9%. The excess of the increase in cost over the increased volume was a result of increased usage of the less-efficient Lake Road facility caused by record demands, partially offset by lower unit coal prices.

       Gas purchased for resale increased 16% reflecting the increased natural gas sales.

      Maintenance expense decreased significantly due to a reduction in the maintenance requirements at the Company's Lake
Road plant.


      The decrease in other income was primarily attributable to a gain in 1995 of approximately $500,000 (net of tax) on the sale of the unit coal trains at the Iatan plant.

      Interest charges increased 14% as a result of the issuance of $20 million of medium-term notes in March 1995.

Comparison of the twelve months ended March 31, 1996 and 1995

      Electric retail sales and other revenues increased 7% while sales for the period increased 6%. The increase is primarily a result of the following factors:

          --weather extremes during both summer and winter increased sales, especially to residential customers;
          --the less-than-full-year impact of the rate-design
            change;
          --the allocations case increase of $500,000 in annual revenues, effective June 15, 1995; and a full-year's contribution from the electric price increase of 3% implemented in June 1994.

      Sales for resale and related purchased power expenses decreased due to reduced transactions with regional utilities.

      Other operating revenues increased 3% for the period reflecting an increase in the natural gas segment. Natural gas sales were up 16% primarily due to the impact of cooler than normal winter weather on heating requirements. Industrial steam sales increased 3% while revenues decreased 6%. The decrease in revenues was the net result of several factors, including a November 1994 rate increase, the June 1995 allocation case reduction and a rate decrease for a major customer.

      System energy costs increased 3% primarily due to a 6% increase in retail sales, partially offset by lower fuel prices.

      The increase in gas purchased for resale was the result of increased natural gas sales.

      Other operations expense increased 43% for the period primarily as a result of the June 1994 rate order which required a one-time adjustment of approximately $6 million to pension expense.


      Income tax expense decreased due to the tax effect of the pension expense adjustment required by the 1994 rate order, partially offset by higher pretax income.

      The decrease in other income was primarily attributable to the 1995 gain on the sale of the unit coal trains, partially offset by increased investment income.

      Interest charges increased 23%, primarily as a result of the issuance of $20 million of medium-term notes in March 1995.




LIQUIDITY AND CAPITAL RESOURCES - At March 31, 1996, the Company had $5.1 million in cash and temporary investments.
The Company has $3.9 million in unused committed lines of credit and $7.5 million in other unused borrowing facilities. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

      The Company's short-term construction program (net of allowance for funds used during construction) is currently projected at $11.4 million for the remainder of 1996 and about $76 million for the five-year period ending 2000.The Company expects to finance these expenditures through internally generated funds and the issuance of short-term debt and common equity.



         PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings.

          None.


Item 2.  Changes in the Rights of the Company's Security Holders.

          None.


Item 3.  Default Upon Senior Securities.

          None.


Item 4.  Results of Votes of Security Holders.

          None.


Item 5.  Other Information.

          None.


Item 6.  Exhibits and Reports on Form 8-K.

          a.  Exhibit 27 - Financial Data Schedule

          b.  No Current Report on Form 8-K was filed during
                          the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY

         (Registrant)



Dated: May 13, 1996

L. J. STOLL
Vice President-Finance, Treasurer
  and Assistant Secretary
(Duly Authorized Officer)