Form 10-K/A
period 1995-12-31
ST JOSEPH LIGHT & POWER CO
filed 1996-05-29
CIK 86251

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

The 1995 Annual Report to Shareholders and the 1996 Definitive Proxy Statement will be mailed to shareholders on or about April 2, 1996..




            ST. JOSEPH LIGHT & POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY
(Registrant)

By  L.J. Stoll
    /s/ L.J. Stoll
        Vice-President-Finance,
        Treasurer & Assistant Secretary