Form 10-Q
period 1996-06-30
ST JOSEPH LIGHT & POWER CO
filed 1996-08-12
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number                  1-3576



         ST. JOSEPH LIGHT & POWER COMPANY
(Exact name of registrant as specified in its charter)


         State of Missouri              44-0419850

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

Common Stock, without par value          7,869,460 shares
         (Class)                  (Outstanding at July 31, 1996)

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements
ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF INCOME
(Unaudited)


                              Three Months Ended
                                   June 30
                            1996           1995


OPERATING REVENUES:
Electric
Retail sales & other    $20,169,351      $17,978,718
Sales for resale            554,377           75,044
Other                     2,213,491        2,370,815
                        $22,937,219      $20,424,577
OPERATING EXPENSES:
Production fuel         $ 3,925,612      $ 3,299,538
Purchased power-
 System energy            1,940,149        2,037,548
 Resale                     499,482           60,000
Gas purchased for
 resale                     405,289          402,686
Other operations          4,563,047        4,519,193
Maintenance               2,227,916        2,934,894
Depreciation              2,616,268        2,473,855
Taxes - General           1,622,932        1,558,545
        Income            1,306,924          324,051
                        $19,107,619      $17,610,310

OPERATING INCOME        $ 3,829,600      $ 2,814,267

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction          $    74,301      $    17,203
Other - including
 income taxes on
 nonutility operations       39,579          119,199
                        $   113,880      $   136,402

INCOME BEFORE INTEREST
CHARGES                 $ 3,943,480      $ 2,950,669

INTEREST CHARGES (Net):
 Long-term debt         $ 1,462,400      $ 1,498,082
 Interest on bank notes           0              360
 Other                       34,547           32,085
 Allowance for borrowed
  funds used during
  construction              (47,188)         (85,032)
                        $ 1,449,759      $ 1,445,495

NET INCOME AVAILABLE
FOR COMMON STOCK        $ 2,493,721      $ 1,505,174

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        7,851,217        7,812,738

EARNINGS PER AVERAGE
COMMON SHARE                  $0.32            $0.19

DIVIDENDS PAID PER
COMMON SHARE                  $0.23 1/2        $0.23



STATEMENTS OF INCOME
(Unaudited)

                            Nine Months Ended
                                   June 30
                            1996             1995


OPERATING REVENUES:
Electric
Retail sales & other    $39,033,997      $36,663,484
Sales for resale          1,136,712          162,785
Other                     6,385,572        6,398,424
                        $46,556,281      $43,224,693
OPERATING EXPENSES:
Production fuel         $ 8,275,486      $ 6,768,754
Purchased power-
 System energy            4,082,148        4,249,417
 Resale                     929,201          106,498
Gas purchased for
 resale                   1,851,995        1,654,039
Other operations          9,199,470        8,968,946
Maintenance               4,092,313        5,619,897
Depreciation              5,153,552        4,926,790
Taxes - General           3,295,413        3,248,674
        Income            2,306,905        1,282,312
                        $39,186,483      $36,825,327

OPERATING INCOME        $ 7,369,798      $ 6,399,366

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction           $   151,611      $    28,600
Other - including
 income taxes on
 nonutility operations       (2,913)         586,128
                        $   148,698      $   614,728

INCOME BEFORE INTEREST
CHARGES                 $ 7,518,496      $ 7,014,094

INTEREST CHARGES (Net):
 Long-term debt         $ 2,924,800      $ 2,633,499
 Interest on bank notes           0          118,170
 Other                       69,094           77,703
 Allowance for borrowed
  funds used during
  construction             (110,977)        (124,733)
                        $ 2,882,917      $ 2,704,639

NET INCOME AVAILABLE
FOR COMMON STOCK        $ 4,635,579      $ 4,309,455

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       7,836,676         7,814,006

EARNINGS PER AVERAGE
COMMON SHARE                 $0.59             $0.55

DIVIDENDS PAID PER
COMMON SHARE                 $0.47             $0.46



STATEMENTS OF INCOME
(Unaudited)

                             Twelve Months Ended
                                  June 30
                            1995            1994


OPERATING REVENUES:
Electric
Retail sales & other    $83,312,598      $76,293,460
Sales for resale          2,026,091          652,587
Other                    11,513,517       11,545,859
                        $96,852,206      $88,491,906

OPERATING EXPENSES:
Production fuel         $16,045,830      $15,457,621
Purchased power-
  System energy           9,426,594        8,004,138
  Resale                  1,614,549          420,458
Gas purchased for
resale                    2,943,715        2,617,136
Other operations         19,666,195       18,782,613
Maintenance               8,260,730       10,602,626
Depreciation             10,248,611        9,871,310
Taxes - General           6,379,711        6,421,144
        Income            5,583,228        2,930,110
                        $80,169,163      $75,107,156

OPERATING INCOME        $16,683,043      $13,384,750

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction           $   261,522      $    47,458
Other - including
 income taxes on
 nonutility operations      154,685          515,116
                        $   416,207      $   562,574

INCOME BEFORE INTEREST
CHARGES                 $17,099,250      $13,947,324

INTEREST CHARGES (Net):
 Long-term debt         $ 5,849,600      $ 4,764,999
 Interest on bank notes          80          262,809
 Other                      138,663          131,098
 Allowance for borrowed
  funds used during
  construction             (255,676)        (157,850)
                        $ 5,732,667      $ 5,001,056
NET INCOME AVAILABLE
FOR COMMON STOCK        $11,366,583      $ 8,946,268

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        7,824,642        7,819,502

EARNINGS PER AVERAGE
COMMON SHARE                  $1.45            $1.14

DIVIDENDS PAID PER
COMMON SHARE                  $0.93            $0.91


[FN]  See Note to Financial Statement.

ST JOSEPH LIGHT & POWER COMPANY
BALANCE SHEETS


                             June 30,           December 31,
                              1996                 1995
                           (Unaudited)
ASSETS
UTILITY PLANT:
Electric                     $290,352,740     $283,958,833
Other                           9,659,060        9,624,603
                             $300,011,800     $293,583,436
Less-Reserves for
depreciation                  144,735,494      140,391,437
                             $155,276,306     $153,191,999
Construction work in
  progress                      7,155,645        7,505,407
                             $162,431,951     $160,697,406

OTHER INVESTMENTS            $  2,044,271    $   1,727,267

CURRENT ASSETS:
Cash and cash equivalents    $    332,848   $      287,319
Temporary investments           4,431,699        6,201,584
Receivables, less reserves      7,260,580        7,567,875
Accrued utility revenue         4,820,193        3,594,938
Fuel, at average cost           2,282,295        4,015,138
Materials and supplies, at
 average cost                   5,677,077        5,500,452
Prepayments and other           1,519,099        1,208,038
                             $ 26,323,791     $ 28,375,344
DEFERRED CHARGES
Debt expense                 $   1,610,578    $   1,668,452
Lease payments receivable        3,474,257        3,535,986
Prepaid pension expense          9,701,108        8,836,140
Regulatory assets               14,155,422       14,126,115
Other                              467,823          363,505
                             $  29,409,188    $  28,530,198
                             $ 220,209,201    $ 219,330,215
CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                     $  83,298,456    $  81,393,532
Long-term debt                  73,100,000       73,100,000
                             $ 156,398,456    $ 154,493,532
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances      $   1,701,006     $  2,523,453
Accounts payable                 5,316,499        7,935,124
Accrued income & general taxes   2,644,322          721,469
Accrued interest                 1,953,611        1,961,342
Accrued vacation                 1,268,478        1,122,925
Other                              392,954          394,990
                             $  13,276,870     $ 14,659,303
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations    $   3,354,404    $   2,511,699
Deferred income taxes           29,695,983       29,303,855
Investment tax credit            4,704,615        4,910,823
Accrued claims and benefits      1,110,089        1,699,204
Deferred revenues                2,431,394        2,490,578
Regulatory liabilities           7,287,180        7,287,180
Other                            1,950,210        1,974,041
                              $ 50,533,875     $ 50,177,380
                              $220,209,201     $219,330,215

      See Note to Financial Statements.

PAGE

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CAPITALIZATION
                               June 30,       December 31,
                                  1996             1995
                              (Unaudited)
COMMON STOCK AND RETAINED EARNINGS:
Common stock--authorized 50,000,000
shares, without par value, issued
9,252,748 shares             $ 33,816,099     $ 33,816,099
Retained earnings              65,518,590       64,560,183
Other paid-in capital             612,947          380,148
Less-treasury stock, at cost,
1,380,462 and 1,440,010 shares
respectively                  (16,649,180)     (17,362,898)
                             $ 83,298,456     $ 81,393,532

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021             $ 22,500,000     $ 22,500,000

Unsecured Pollution Control Bonds-
5.85% Series due
February 1, 2013             $  5,600,000   $    5,600,000

Medium-term notes-
5.77% due December 8, 1998   $  5,000,000     $  5,000,000
7.13% due November 29, 2013     1,000,000        1,000,000
7.16% due November 29, 2013     9,000,000        9,000,000
7.17% due December 1, 2023      7,000,000        7,000,000
7.33% due November 30, 2023     3,000,000        3,000,000
8.36% due March 15, 2005       20,000,000       20,000,000

                             $ 45,000,000     $ 45,000,000
Total Long-Term Debt         $ 73,100,000     $ 73,100,000

Total Capitalization         $156,398,456     $154,493,532


      See Note to Financial Statements.

ST JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
                              Six  Months Ended June 30
                                1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                   $ 4,635,579      $ 4,309,455
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation                   5,153,552       4,926,790
Pension expense                 (717,923)       (509,856)
Other post retirement
 benefits                       (488,063)       (446,296)
Deferred taxes and investment
 credit                          185,920        (115,421)
Allowance for equity funds used
 during construction            (151,611)       ( 28,600)
Gain from sale of
 unit coal trains                   --          (805,874)
Net changes in working capital items
not considered elsewhere:
Accounts receivable and accrued
  utility revenues              (917,960)       1,000,466
Fuel                           1,732,843         (374,149)
Accounts payable and
 outstanding checks           (3,441,072)     (3,430,581)
Accrued income and
 general taxes                 1,922,853       2,124,770
Other, net                      (351,900)        243,146
Net changes in regulatory
 assets and liabilities         (29,307)         88,987
Net changes in other assets
 and liabilities                (169,108)       (175,738)
Net cash provided by
 operating activities        $ 7,363,803      $ 6,807,099

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant     $(5,959,312)    $(10,212,761)
Allowance for borrowed funds
 used during construction        110,977          124,733
Investments                    1,452,881       (7,721,144)
Proceeds from sale of unit
 coal trains                       --             930,870
Other                             40,634          (96,133)
Net cash used in investing
 activities                  $(4,354,820)    $(16,974,435)

CASHFLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable          --         $(6,300,000)
Long-term debt issued              --          20,000,000
Common stock purchased           (17,446)         (50,153)
Common stock issued              731,164              --
Dividends paid                (3,677,172)      (3,594,560)
Net cash provided by (used in)
 financing activities         ($2,963,454)     $10,055,287

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS            $   45,529      $  (112,049)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR        $  287,319      $   407,392
CASH AND CASH EQUIVALENTS
  AT END OF YEAR              $  332,848      $   295,343

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during year:
Interest                      $2,080,751      $ 2,456,820
Income taxes                  $1,690,000      $   927,000

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      See Note to Financial Statements.


PAGE

ST. JOSEPH LIGHT & POWER COMPANY
STATEMENTS OF RETAINED EARNINGS
(Unaudited)

                              Three Months Ended
                                   June 30
                             1996             1995

Balance at beginning
of period                   $63,025,035    $59,917,165
Net income                    2,493,721      1,505,174
                            $65,518,756    $61,422,339
Dividends on common stock           166           (700)

Balance at end of period    $65,518,590    $61,423,039


                                Six Months Ended
                                   June 30
                             1996             1995


Beginning at beginnng
of period                   $64,560,183    $60,708,144
Net Income                    4,635,579      4,309,455
                            $69,195,762    $65,017,599
Dividends on common stock     3,677,172      3,594,560

Balance at end of period    $65,518,590    $61,423,039


                              Twelve Months Ended
                                   June 30

                              1996               1995
Balance at beginning
 of period                  $61,423,039    $59,593,787
Net Income                   11,366,583      8,946,268
                            $72,789,622    $68,540,055
Dividends on common stock     7,271,032      7,117,016

Balance at end of period    $65,518,590    $61,423,039


       See Note to Financial Statements.


ST. JOSEPH LIGHT & POWER COMPANY


NOTE TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES


General: The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Company's 1995 Annual Report to Shareholders incorporated by reference in the Company's 1995 Annual Report on Form 10-K. There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is in some respects dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year. The information contained in these financial statements reflects all adjustments which are, in the opinion of management, necessary to state fairly the results of the interim periods.

The results for the three and six month periods ended
June 30, 1996 are not necessarily indicative of the results for the entire year 1996.

Restatement: All common share information presented in these statements has been restated to give retroactive effect to the two-for-one stock split which was effective July 15, 1996.


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


RESULTS OF OPERATIONS -

Comparison of the quarters ended June 30, 1996 and 1995

      Electric retail sales and other revenues increased 12% for the quarter while sales increased 8%. The following factors contributed to the increase:

       * weather extremes increased sales to residential customers;
       * improving economic conditions in the service territory increased sales to commercial and industrial customers;
       * rate-design changes implemented in June 1995 reduced winter and increased summer prices to reflect seasonal production costs; and
       * an allocations case which will annually increase electric and natural gas operating revenues by $500,000 and $50,000, respectively, and decrease industrial steam operating revenues by $550,000 was effective in June 1995.

      Sales for resale and related purchased power expense continued to expand reflecting increased demand from regional utilities and energy marketers for low-cost power.

      Other operating revenues decreased 7% primarily due to the industrial steam segment. While industrial steam sales increased 11% for the period, revenues decreased 10% reflecting a rate reduction for a major customer and the change in revenues due to the allocations case discussed above.

      System energy costs increased 10% while retail sales increased 8%. The excess of the increase in cost over the increased volume was a result of increased usage of the less-efficient Lake Road facility caused by record demands, partially offset by lower unit coal prices.

       The decrease in maintenance expense for the quarter reflects the scheduled overhaul of a boiler and turbine at the Lake Road plant during the 1995 period.

      The decrease in other income was primarily attributable to a gain on the sale of securities in 1995.


Comparison of the six months ended June 30, 1996 and 1995

      Electric retail sales and other revenues increased 7% while sales for the period increased 8%. The increase is primarily a result of the following factors:

        * weather extremes during both summer and winter increased sales, especially to residential customers;
        * economic improvement in the company's service territory increased sales to commercial and industrial customers; and
        * an allocations case which will annually increase electric and natural gas operating revenues by $500,000 and $50,000, respectively, and decrease industrial steam operating revenues by $550,000 was effective in June 1995.

      Sales for resale and related purchased power expenses increased reflecting increased transactions with regional utilities and energy marketers.

      Other operating revenues remained relatively stable. Natural gas revenues were up 12% primarily due to cooler than normal winter temperatures which increased heating requirements. Offsetting the natural gas increase was a 10% reduction in revenues for the industrial steam segment despite increased steam sales. The decrease in revenues reflects the reduced revenues resulting from June 1995 allocation case and a rate decrease for a major customer.

      System energy costs increased 12% while retail sales increased 8%. The record demands for the period required the increase usage of the less-efficient Lake Road generating facility.

      The increase in gas purchased for resale reflects the increase in natural gas sales.

      Other operations expense increased 3% for the period primarily as a result of the payroll and related compensation benefits.

      Maintenance expense decreased significantly due to the scheduled overhaul at the Lake Road plant during the 1995 period.

      Other income was down due to the 1995 gain on the sale of the unit coal trains.

      Interest charges increased 7% primarily as a result of the issuance of $20 million of medium-term notes in March
1995.


Comparison of the twelve months ended June 30, 1996 and 1995

      Electric retail sales and other revenues increased 9% while sales for the period increased 8%. The increase is primarily a result of the following factors:

       * weather extremes during both summer and winter increased sales, especially to residential customers;
       *  the full-year impact of the rate-design change; and
       * an allocations case which will annually increase electric and natural gas operating revenues by $500,000 and $50,000, respectively, and decrease industrial steam operating revenues by $550,000 was effective in June 1995.

      Sales for resale and related purchased power expenses increased due to expanded transactions with regional utilities and energy marketers.

      Other operating revenues decreased slightly for the period due to the industrial steam segment. While industrial steam sales increased 5%, revenues decreased 9% as a result of the June 1995 allocation case reduction and a rate decrease for a major customer. Partially offsetting the decrease, natural gas revenues increased 12% primarily due to cooler than normal winter temperatures which impacted heating requirements.

      System energy costs increased 9% primarily due to increased retail sales. A fall outage at the Iatan plant, the Company's most efficient unit, resulted in the Company utilizing more expensive purchased power. Partially offsetting the increase was the amortization of previously incurred ash disposal costs in the previous period.

      The increase in gas purchased for resale was the result of increased natural gas sales.

      Other operations expense increased 5% for the period primarily as a result of increased consulting expenses and environmental compliance costs.

      Maintenance expense decreased significantly due to a reduction in maintenance requirements at the Company's Lake
Road plant.

      The decrease in other income was primarily attributable to the 1995 gain on the sale of the unit coal trains, partially offset by increased investment income.

      Interest charges increased 15%, primarily as a result of the issuance of $20 million of medium-term notes in March
1995.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had $4.8 million in cash and temporary investments. At August 1, 1996, the Company had $5.5 million in unused committed lines of credit and $5.0 million in other unused borrowing facilities. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

      The Company's short-term construction program (net of allowance for funds used during construction) is currently projected at $8.6 million for the remainder of 1996 and about $76 million for the five-year period ending 2000.The Company expects to finance these expenditures through internally generated funds and the issuance of short-term debt and common equity.



PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings.

          None.


Item 2.  Changes in the Rights of the Company's Security
Holders.

          None.


Item 3.  Default Upon Senior Securities.

          None.


Item 4.  Submission of Matters to a Vote of Security Holders

            a. The annual meeting of common stockholders was held May 15, 1996.

            b. The following persons were elected Directors of the Company to serve until the 1999 annual meeting of common stockholders.
        Richard M. Burridge (3,072,659 votes for; 73,324 withheld) Robert L. Simpson (3,078,104 votes for; 66,987 withheld) Gerald R. Sprong (3,077,027 votes for; 68,956 withheld)

            c. The appointment of Arthur Andersen LLP as independent auditors for 1996 was approved.
        (3,075,618 votes for; 26,490 against; and 43,874 withheld)

            d. The approval of the long-term incentive plan for non-employee directors was approved.
        (2,505,251 votes for; 499,654 against; and 141,077 withheld)


Item 5.  Other Information.

            a. The Company renegotiated three-year agreements with its physical and clerical bargaining units effective
        August 1, 1996. The agreements cover approximately sixty percent of the Company's employees.


            b. The Company has contracted to purchase up to 100 megawatts of capacity and energy from Nebraska Public
        Power District beginning in mid-2000 and running through mid-2011. The contract will help the Company provide energy to meet the growing needs of its customers into the next century.


Item 6.  Exhibits and Reports on Form 8-K.

            a.  Exhibit 27 - Financial Data Schedule

            b. No Current Report on Form 8-K was filed during the quarter ended June 30, 1996.


SIGNATURES

    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ST. JOSEPH LIGHT & POWER COMPANY
 (Registrant)




Dated: August 9, 1996

/s/ L. J. STOLL
Vice President-Finance,Treasurer
and Assistant Secretary
(Duly Authorized Officer)