Form 10-Q
period 1996-09-30
ST JOSEPH LIGHT & POWER CO
filed 1996-11-15
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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

520 Francis St., P.O. Box 998, St. Joseph, Missouri 64502-0998
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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
    Common Stock, without par value            7,901,229 shares
                 (Class)               (Outstanding at October 31, 1996)

                       ST. JOSEPH LIGHT & POWER COMPANY


                                   INDEX


                                                                   Page Number

Part I.    Financial Information

   Item 1. Consolidated Financial Statements:

              Statements of Income . . . . . . . . . . . . . . . .      3

              Balance Sheets . . . . . . . . . . . . . . . . . . .      4

              Statements of Capitalization . . . . . . . . . . . .      5

              Statements of Retained Earnings. . . . . . . . . . .      5

              Statements of Cash Flow. . . . . . . . . . . . . . .      6

              Note to Financial Statements . . . . . . . . . . . .      7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .      8


Part II.   Other Information

   Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .     11

   Item 2. Changes in Securities . . . . . . . . . . . . . . . . .     11

   Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .     11

   Item 4. Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . .     11

   Item 5.    Other Information. . . . . . . . . . . . . . . . . .     11

   Item 6.    Exhibits and Reports on Forms 8-K. . . . . . . . . .     11

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12



                       PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ST. JOSEPH LIGHT & POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                   Three Months Ended
                                     September 30
                                1996           1995


OPERATING REVENUES:
Electric
Retail sales & other       $25,119,370    $27,110,240
Sales for resale               219,399        736,689
Other                        1,964,905      1,895,648
                           $27,303,674    $29,742,577
OPERATING EXPENSES:
Production fuel            $ 4,531,010    $ 4,674,833
Purchased power-System
 energy                      2,536,102      2,388,501
Resale                         180,006        584,346
Gas purchased for
 resale                        204,951        200,043
Other operations             4,143,192      4,870,360
Maintenance                  1,860,531      1,990,633
Depreciation                 2,659,899      2,517,023
Taxes - General              1,721,467      1,692,062
        Income               2,870,914      3,294,569
                           $20,708,072    $22,212,370

OPERATING INCOME           $ 6,595,602    $ 7,530,207

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction            $    107,304     $   67,050
Other - including
 income taxes on
 nonutility operations         (13,797)        12,951
                          $     93,507     $   80,001

INCOME BEFORE INTEREST
CHARGES                   $  6,689,109     $7,610,208

INTEREST CHARGES (Net):
 Long-term debt           $  1,462,400    $ 1,462,400
 Interest on bank notes              0              0
 Other                          34,547         35,149
 Allowance for borrowed
  funds used during
  construction                 (67,944)      (105,439)
                           $ 1,429,003    $ 1,392,110

NET INCOME AVAILABLE
FOR COMMON STOCK           $ 5,260,106    $ 6,218,098

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           7,885,649      7,812,738

EARNINGS PER AVERAGE
COMMON SHARE                     $0.67          $0.80

DIVIDENDS PAID PER
COMMON SHARE                    $0.235          $0.23

CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited Interim Report)


                                 Nine Months Ended
                                   September 30
                                1996           1995


OPERATING REVENUES:
Electric
Retail sales & other       $64,153,367       $63,773,724
Sales for resale             1,356,111           899,474
Other                        8,350,477         8,294,072
                           $73,859,955       $72,967,270
OPERATING EXPENSES:
Production fuel            $12,806,496       $11,443,587
Purchased power-System
 energy                      6,618,250         6,637,918
Resale                       1,109,207           690,844
Gas purchased for
 resale                      2,056,946         1,854,082
Other operations            13,342,662        13,839,306
Maintenance                  5,952,844         7,610,530
Depreciation                 7,813,451         7,443,813
Taxes - General              5,016,880         4,940,736
        Income               5,177,819         4,576,881
                           $59,894,555       $59,037,697

OPERATING INCOME           $13,965,400       $13,929,573

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction              $   258,915       $    95,650
Other - including
 income taxes on
 nonutility operations         (16,710)          599,079
                           $   242,205       $   694,729

INCOME BEFORE INTEREST
CHARGES                    $14,207,605       $14,624,302

INTEREST CHARGES (Net):
 Long-term debt            $ 4,387,200       $ 4,095,899
 Interest on bank notes              0           118,170
 Other                         103,641           112,852
 Allowance for borrowed
  funds used during
  construction                (178,921)         (230,172)
                           $ 4,311,920       $ 4,096,749

NET INCOME AVAILABLE
FOR COMMON STOCK           $ 9,895,685       $10,527,553

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           7,853,072         7,813,584

EARNINGS PER AVERAGE
COMMON SHARE                     $1.26             $1.35

DIVIDENDS PAID PER
COMMON SHARE                    $0.705             $0.69

CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited Interim Report)

                               Twelve Months Ended
                                  September 30
                               1996            1995


OPERATING REVENUES:
Electric
Retail sales & other       $81,321,728       $81,311,931
Sales for resale             1,508,801         1,313,297
Other                       11,582,774        11,582,456
                           $94,413,303       $94,207,684

OPERATING EXPENSES:
Production fuel            $15,902,007       $15,080,835
Purchased power-System
energy                       9,574,195         8,574,650
Resale                       1,210,209           943,796
Gas purchased for
resale                       2,948,623         2,617,101
Other operations            18,939,027        19,204,593
Maintenance                  8,130,628        10,406,021
Depreciation                10,391,487         9,888,735
Taxes - General              6,409,116         6,459,210
        Income               5,159,573         4,605,438
                           $78,664,865       $77,780,379

OPERATING INCOME           $15,748,438       $16,427,305

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction              $   301,776       $    97,715
Other - including
 income taxes on
 nonutility operations         127,936           532,858
                           $   429,712       $   630,573

INCOME BEFORE INTEREST
CHARGES                    $16,178,150       $17,057,878

INTEREST CHARGES (Net):
 Long-term debt            $ 5,849,600       $ 5,161,649
 Interest on bank notes             80           195,292
 Other                         138,061           139,550
 Allowance for borrowed
  funds used during
  construction                (218,181)         (238,570)
                           $ 5,769,560       $ 5,257,921
NET INCOME AVAILABLE
FOR COMMON STOCK           $10,408,590       $11,799,957

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           7,842,933         7,814,134

EARNINGS PER AVERAGE
COMMON SHARE                     $1.33             $1.51

DIVIDENDS PAID PER
COMMON SHARE                    $0.935            $0.915

                          ST JOSEPH LIGHT & POWER COMPANY
                            CONSOLIDATED BALANCE SHEETS


                          September 30,           December 31,
                            1996                      1995
                                      (Unaudited)
ASSETS
UTILITY PLANT:
Electric                         $295,857,671    $283,958,833
Other                               9,740,856       9,624,603
                                 $305,598,527    $293,583,436
Less-Reserves for
depreciation                      147,119,456     140,391,437
                                 $158,479,071    $153,191,999
Construction work in progress       5,330,304       7,505,407
                                 $163,809,375    $160,697,406

OTHER INVESTMENTS                $  2,231,335    $  1,727,267

CURRENT ASSETS:
Cash and cash equivalents        $    453,193    $    287,319
Temporary investments               4,726,557       6,201,584
Receivables, less reserves          8,715,571       7,567,875
Unbilled revenue                    2,978,052       3,594,938
Fuel, at average cost               3,020,507       4,015,138
Materials and supplies, at          5,636,386       5,500,452
average cost
Prepayments and other               2,008,045       1,208,038
                                 $ 27,538,311    $ 28,375,344
DEFERRED CHARGES
Debt expense                     $  1,581,641    $  1,668,452
Lease payments receivable           3,443,393       3,535,986
Prepaid pension expense            10,425,884       8,836,140
Regulatory assets                  14,285,264      14,126,115
Other                                 401,089         363,505
                                 $ 30,137,271    $ 28,530,198
                                 $223,716,292    $219,330,215

CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common stock and retained
earnings                         $ 85,304,846    $ 81,393,532
Long-term debt                     73,100,000      73,100,000
                                 $158,404,846    $154,493,532
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances          $    178,388    $  2,523,453
Accounts payable                    4,965,351       7,935,124
Accrued income & general taxes      4,338,611         721,469
Accrued interest                    1,358,454       1,961,342
Accrued vacation                    1,146,100       1,122,925
Dividends declared                  1,856,448               0
Other                                 416,120         394,990
                                 $ 14,259,472    $ 14,659,303
DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations        $  3,312,886    $  2,511,699
Deferred income taxes              29,998,315      29,303,855
Investment tax credit               4,601,511       4,910,823
Accrued claims and benefits         1,422,407       1,699,204
Deferred revenues                   2,401,853       2,490,578
Regulatory liabilities              7,287,180       7,287,180
Other                               2,027,822       1,974,041
                                 $ 51,051,974    $ 50,177,380
                                 $223,716,292    $219,330,215

      The accompanying Notes to Financial Statements are an
      integral part of these statements.

PAGE

                               ST JOSEPH LIGHT & POWER COMPANY
                          CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  September 30,      December 31,
                                      1996                1995
                                   (Unaudited)        (Unaudited)
COMMON EQUITY:
Common stock--authorized 50,000,000
shares, without par value, issued
9,252,748 shares                      $ 33,816,099   $ 33,816,099
Retained earnings                       67,071,596     64,560,183
Other paid-in capital                      734,777        380,148
Less-treasury stock, at cost,
1,352,970 and 1,440,010 shares
respectively                           (16,317,626)   (17,362,898)
                                      $ 85,304,846   $ 81,393,532

LONG-TERM DEBT:
First Mortgage Bonds -
9.44% Series due
February 1, 2021                      $ 22,500,000   $ 22,500,000

Unsecured Pollution Control Bonds-
5.85% Series due February 1, 2013     $  5,600,000   $  5,600,000

Medium-term notes-
5.77% due December 8, 1998            $  5,000,000   $  5,000,000
7.13% due November 29, 2013              1,000,000      1,000,000
7.16% due November 29, 2013              9,000,000      9,000,000
7.17% due December 1, 2023               7,000,000      7,000,000
7.33% due November 30, 2023              3,000,000      3,000,000
8.36% due March 15, 2005                20,000,000     20,000,000

                                      $ 45,000,000   $ 45,000,000
Total Long-Term Debt                  $ 73,100,000   $ 73,100,000

Total Capitalization                  $158,404,846   $154,493,532




      The accompanying Notes to Financial Statements
 are an integral part of these statements.

TABLE

                             ST. JOSEPH LIGHT & POWER COMPANY
                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (Unaudited Interim Report)

                                 Three Months Ended September 30
                                        1996           1995

Balance at beginning of period        $65,518,590    $61,423,039
Net Income                              5,260,106      6,218,098
                                      $70,778,696    $67,641,137
Dividends on common stock               3,707,100      3,593,859

 Balance at end of period             $67,071,596    $64,047,278


                                   Nine Months Ended September 30
                                         1996           1995

Balance at beginning of period        $64,560,183    $60,708,144
Net Income                              9,895,685     10,527,553
                                      $74,455,868    $71,235,697
Dividends on common stock               7,384,272      7,188,419

 Balance at end of period             $67,071,596    $64,047,278


                                    Twelve Months Ended September 30
                                         1996            1995

Balance at beginning of period        $64,047,278    $59,435,740
Net Income                             10,408,590     11,799,957
                                      $74,455,868    $71,235,697
Dividends on common stock               7,384,272      7,188,419

Balance at end of period              $67,071,596    $64,047,278


       The accompanying Notes to Financial Statements are an
integral part of these statements.

                             ST JOSEPH LIGHT & POWER COMPANY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited Interim Report)
                              Nine  Months Ended September 30
                                        1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $ 9,895,685    $10,527,553
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation                            7,813,451      7,443,813
Pension expense                        (1,319,488)      (730,248)
Other postretirement
 benefits                                (236,728)      (171,551)
Deferred taxes and investment credit      385,148       (268,287)
Allowance for equity funds used
during construction                      (258,915)       (95,650)
Gain on unit coal trains                      --        (805,874)
Net changes in working capital items
not considered elsewhere:
Accounts receivable and unbilled
revenues                                  (530,810)    (2,055,371)
Fuel                                       994,631       (412,436)
Accounts payable and outstanding
checks                                  (5,314,838)    (4,135,397)
Accrued income and general taxes         3,617,142      5,207,637
Other, net                              (1,494,524)      (998,794)
Net changes in regulatory
assets and liabilities                    (159,149)       201,557
Net changes in other assets
and liabilities                             19,595        140,562
Net cash provided by
operating activitie                    $13,411,200   $ 13,847,514

CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant               $(9,992,648)  $(15,225,663)
Allowance for borrowed funds used
during construction                        178,921        230,172
Investments                                970,959     (7,995,226)
Sale of unit coal trains                       --         930,870
Other                                       79,994       (134,522)
Net cash used in investing
activities                             $(8,762,774)  $(22,194,369)
CASHFLOWS FROM FINANCING ACTIVITIES:
Decrease in notes payable              $        --    $(6,300,000)
Long-term debt issued                           --     20,000,000
Common stock purchased                      (17,446)      (50,153)
Common stock issued                       1,062,718          --
Dividends paid                           (5,527,824)   (5,391,489)
Net cash used in financing
activities                              $(4,482,552) $  8,258,358

NET INCREASE IN CASH AND
CASH EQUIVALENTS                        $   165,874  $    (88,497)
CASH AND CASH
EQUIVALENTS                             $   287,319  $    407,392
AT BEGINNING OF PERIOD
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                        $   453,193  $    318,895

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during year:
Interest                              $   5,006,918  $  4,410,735
Income taxes                          $   3,330,000  $  2,297,000

    For purposes of the Statements of Cash Flows,
the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      The accompanying Notes to Financial
Statements are an integral part of these statements.

PAGE

                   ST. JOSEPH LIGHT & POWER COMPANY


                     NOTE TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation: The consolidated financial statements include St. Joseph Light & Power Company and its wholly owned subsidiary, SJLP Inc. which was formed in September
1996. Collectively, these entities are referred to herein as the "Company."

General: The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Company's 1995 Annual Report to Shareholders incorporated by reference in the Company's 1995 Annual Report on Form 10-K.
     There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is in some respects dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year. The information contained in these consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to state fairly the results of the interim periods.

    The results for the three and nine month periods ended
September 30, 1996 are not necessarily indicative of the results for the entire year 1996.

Restatement: All common share information for prior periods presented in these statements has been restated to give retroactive effect to a two-for-one stock split which was effective July 15, 1996.

FERC Orders 888 and 889: The Federal Energy Regulatory Commission (FERC) issued Orders 888 (Open Access Transmission and Stranded Investment) and 889 (Open Access Same Time Information System and Standards of Conduct) on April 24, 1996. Order 888 required public utilities to file open access transmission tariffs by July 9, 1996. The Company filed its tariff on July 2, and anticipates that the overall effect of Order 888 on Company operations will be minimal. Order 889 requires public utilities to separate their power and energy marketing functions from their transmission operating functions no later than January 3, 1997. The Company has filed a request for waiver with FERC from this provision. If the waiver is approved, the impact of Order 889 on the Company's operations would be minimal. If the waiver request is denied, the Company anticipates a compliance cost of as much as $550,000 per year.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations


   In the electric and natural gas utility industries, results of operations generally show a seasonal pattern influenced primarily by the weather. The Company expects that its historical pattern of higher revenues and earnings in the third quarter will be more pronounced as a result of rate-design changes implemented in June 1995 which increase electric rates from June through September and decrease rates from October through May.


RESULTS OF OPERATIONS

Comparison of the quarters ended September 30, 1996 and 1995

   Electric retail sales and other revenues decreased 7% for the quarter while sales decreased 6% primarily due to cooler than normal summer temperatures.

   Sales for resale and related purchased power expense decreased reflecting reduced demand from regional utilities and energy marketers.

   Other operating revenues increased 4% primarily due to a 19% increase in industrial steam sales. Industrial steam revenues, however, increased only 4% reflecting a September 1995 rate decrease for a major customer.

   System energy costs remained relatively stable despite the electric sales decrease of 6%. Unscheduled outages at the Iatan plant, the Company's most efficient unit, required the use of more expensive purchased power.

   Other operations decreased 15% primarily due to reduced pension expense.

   Maintenance expense decreased 7% during the quarter primarily due to reduced maintenance at the Lake Road plant.



Comparison of the nine months ended September 30, 1996 and 1995

   Electric retail sales and other revenues remained relatively stable while sales for the period increased 3% due to cooler than normal winter weather and economic improvement in the Company's service territory. Revenues were also affected by the following:

         * the rate-design changes implemented in June 1995 reduced winter rates and increased summer rates to reflect seasonal production costs; and
         * an allocations case which was designed to increase annual electric and natural gas operating revenues by $500,000 and $50,000, respectively, and decrease industrial steam operating revenues by $550,000 was effective in June 1995.

   The increases in sales for resale and the related purchased power expense reflect increased transactions with regional utilities and energy marketers.

   Other operating revenues remained relatively stable. Natural gas revenues were up 11% primarily due to cooler than normal winter temperatures which increased heating requirements. Offsetting the natural gas increase was a 6% reduction in revenues for the industrial steam segment despite a 13% increase in sales. The decrease in industrial steam revenues reflects the June 1995 allocation case and a September 1995 rate decrease for a major customer.

   System energy costs increased 7% due to higher system requirements and higher unit prices resulting from increased use of the less efficient Lake Road generating facility.

   The 11% increase in gas purchased for resale reflects the increase in natural gas sales.

   Other operations expense decreased 4% for the period primarily as a result of reduced pension expense.

   Maintenance expense decreased significantly due to a scheduled overhaul of a boiler and turbine at the Lake Road plant during the 1995 period.

   Other income was down primarily due to a 1995 gain on the sale of the Iatan unit coal trains.

   Net interest charges increased 5% primarily as a result of the issuance of $20 million of medium-term notes in March 1995.

Comparison of the twelve months ended September 30, 1996 and
1995

   Electric retail sales and other revenues remained stable while sales for the period increased 3%. The sales increase was
primarily due to cooler than normal winter weather.   Increased
revenues from higher sales and the allocation case were offset by lower rates as a result of the rate-design change.

   Sales for resale and related purchased power expenses increased due to expanded transactions with regional utilities and energy marketers.

   Other operating revenues remained stable for the period. Industrial steam revenues decreased 9% despite a 10% increase in sales. This resulted from a June 1995 allocation case reduction and a September 1995 rate decrease for a major customer. Offsetting the industrial steam decrease was an increase in natural gas revenue of 12%. The increase was primarily due to cooler than normal winter temperatures which impacted heating requirements.

   System energy costs increased 8% primarily as a result of two factors: 1) 3% increase in retail sales, and 2) a late fall outage in 1995 at the Iatan plant, the Company's most efficient unit.

   The 13% increase in gas purchased for resale was the result of increased natural gas sales.

   Maintenance expense decreased significantly due to a reduction in maintenance requirements at the Company's Lake Road plant partially offset by increased maintenance at the Iatan plant.

   The decrease in other income was primarily attributable to a 1995 gain on the sale of the Iatan unit coal trains.

   Net interest charges increased 10%, primarily as a result of the issuance of $20 million of medium-term notes in March 1995.


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had $5.2 million in cash and temporary investments, $5.5 million in unused committed lines of credit, and $5.0 million in other unused borrowing facilities. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

The Company's short-term construction program (net of allowance for funds used during construction) is currently projected at $3.6 million for the remainder of 1996 and about $77 million for the five-year period ending 2000. The Company expects to finance these expenditures through internally generated funds, short-term debt and common equity.


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       None.


Item 2.  Changes in Securities

     The board of directors of the Company approved a new Shareholder Rights Plan to replace an existing plan which expires on December 4, 1996. While the plan does not prevent a takeover, it does encourage anyone seeking to acquire the Company to negotiate with the board prior to attempting a takeover. Under the new plan, the board declared a dividend distribution of one Common Share Purchase Right (Right) for each outstanding share of common stock in the Company. One Right will be distributed to the holder of each common share of the Company at the close of business on December 4, 1996.
     The Rights distribution has been approved by the Missouri Public Service Commission.



Item 3.  Default Upon Senior Securities

       None.


Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

       None.


Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibit 27 - Financial Data Schedule

       b. A Current Report on Form 8-K regarding the Shareholder Rights Plan was filed on September 18, 1996.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ST. JOSEPH LIGHT & POWER COMPANY
                                       (Registrant)




Dated:  November 14, 1996

                                         L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                  (Duly Authorized Officer)