Form 10-K
period 1996-12-31
ST JOSEPH LIGHT & POWER CO
filed 1997-03-31
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


     Title of each class               Name of each exchange on
                                           which registered
Common Stock, without par value        New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York Stock
Exchange at February 28, 1997, was $129,180,854.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value           7,949,591 shares
         (Class)                 (Outstanding at February 28, 1997)

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
  Portions of the 1997 Definitive Proxy Statement for the 1997 annual meeting are incorporated by reference into Part III, excluding therefrom the sections titled "Report of Compensation Committee" and "Cumulative Total Shareholder Return."
  The 1996 Annual Report to Shareholders and the 1997 Definitive
Proxy Statement will be mailed to shareholders on or about April 7, 1997.

PART I


ITEM 1 - BUSINESS.

   St. Joseph Light & Power Company is a Missouri corporation, incorporated in 1895. SJLP Inc., its wholly owned subsidiary, was formed in September 1996 to pursue investments in non-utility areas. Collectively, these entities are referred to as the "Company". The Company is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarters city, and 52 other incorporated communities and the intervening rural territory. The service area contains approximately 3,300 square miles. At December 31, 1996, there were approximately 61,000 electric customers. In 1996, electric revenues accounted for 87% of total operating revenues.

   Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest Missouri. Natural gas revenues accounted for 6% of total operating revenues in 1996.
Currently there are about 6,400 natural gas customers.

   The Company supplies industrial steam to six customers in St. Joseph. Industrial steam revenues accounted for 7% of total operating revenues in 1996.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

   The Company's principal fuel for electric generation is coal. Small amounts of natural gas and oil are also used.
During 1996, fuels utilized for electric generation consisted of 94% coal, 4% oil and 2% gas.

   The Company, Kansas City Power & Light Company (KCP&L) and Empire District Electric Company (EDE), the joint owners of the Iatan plant, entered into a twenty-year agreement with a Wyoming mine for low sulfur western coal.
The agreement provides for approximately two million tons of coal per year through 2003. The coal is delivered by rail under an agreement which extends through 2000. The remainder of the coal requirements at the Iatan plant are met with spot purchases.

   Management anticipates meeting coal requirements for the Lake Road plant in 1997 with present inventory, short-term contracts and spot purchases. Natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through spot purchases.

   The Company acquires its natural gas for resale on the open market and with short-term contracts. An agreement with ANR Pipeline Company provides natural gas storage and transportation services until 2003. Management believes the arrangement is sufficient to fulfill its natural gas requirements.

FRANCHISES.

   The Company currently holds non-exclusive franchises for its electric utility operations in substantially all of the incorporated portions of its service area. The Company holds a perpetual electric franchise without limitation of time in St. Joseph. Franchises in 51 additional incorporated municipalities expire in various years until 2016. One small community is served without a franchise.

   The Company holds gas franchises in each of the 15 communities served, expiring in various years until 2016.

COMPETITION.

   There are four rural electric cooperatives (RECs) within the Company's service area. These RECs purchase their total power requirements from generating and transmission cooperatives which are financed partially by government loans or grants.

   Two municipally owned electric distribution systems are located in the Company's territory serving approximately
900 customers.

   The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also compare very favorably with other investor-owned utilities in the region. Further competition information is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Annual Report to Shareholders, pages 8-12, which is Exhibit 13 hereto.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

   This information is incorporated by reference to Note 8 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders, page 24, which is
Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

   This information is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1996 Annual Report to Shareholders, pages 8-12, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.

   There were 338 full time employees and 2 part time employees at December 31, 1996.

ITEM 2 - PROPERTIES.

   The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's 18% share of this plant is 121 megawatts (mw) of net capability. Refer to "Jointly
Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Consolidated Financial Statements in the 1996
Annual Report to Shareholders, page 19, which is Exhibit 13 hereto.

   The Company owns the Lake Road generating station in St. Joseph, Missouri with an aggregate net capability of 261 mw (summer rating), of which 107 mw is coal-fired and 154 mw utilize natural gas and oil.

   The Company owns a 62-mile segment of a 582 mile, 345
KV transmission line connecting utilities from Kansas City, Missouri to Minneapolis, Minnesota. A second 345 KV line,
23 miles in length, is used as a tie-line for two neighboring utilities, one of which pays all fixed and operating costs. The Company also owns 32 miles of 345 KV line connecting the Iatan generating plant with the Company's system. In addition, the Company constructed, with six other regional utilities, a 103-mile, 345 KV transmission line, primarily in northwest Missouri, to strengthen the interconnection network. The line provides a high capacity interconnection facility directly linking the electric transmission systems of Nebraska Public Power
District, Associated Electric Cooperative of Springfield,
Missouri, and St. Joseph Light & Power Company.  The
Company has 81 miles of 161 KV transmission line which serves as the "backbone" for its internal transmission/distribution system, and owns the necessary lower voltage distribution lines, distribution substations, transformers and equipment required to provide service in its territory.

ITEM 3 - LEGAL PROCEEDINGS.

   Certain legal actions are pending which, in management's opinion, are not expected to materially affect the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant.

   The following are the executive officers of the
Company:

T. F. STEINBECKER, President.  Age 51.  BSBA and MBA,
University of Missouri and CPA. Employed by the Company in 1975; executive capacity since 1976;
present position since May 1986.

G. L. MYERS, Vice President, General Counsel and Secretary.
Age 43.  AB, Washington University.  JD, University of
Missouri-Kansas City. Employed by the Company and executive capacity since 1979; General Counsel and Secretary from May 1989 - January 1996; present position since February 1996.

L. J. STOLL, Vice President--Finance, Treasurer and
Assistant Secretary.  Age 44.  BSBA, Missouri Western
State College.  MBA, Northwest Missouri State
University.  Employed by the Company in 1975;
executive capacity since 1980; present position since
May 1986.

J. A. STUART, Vice President--Customer Services and Energy
Delivery.  Age 43.  BSEE, California Polytechnic State
University. Employed by the Company in present position since 1994. Prior positions include Senior
Operations Consultant, Pacific Gas and Electric
Company, June 1993-March 1994, and Gas and Electric
Operations Manager, Pacific Gas and Electric Company,
March 1991-June 1993.

D. V. SVUBA, Vice President--Energy Supply.  Age 54.  BSEE,
Iowa State University.  MSEE, University of Missouri.
Employed by the Company in 1966; executive capacity since 1990; present position since November 1990.

   Each officer is covered by a three-year employment agreement. There are no family relationships between any officers of the Company.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

   Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1996 Annual Report to Shareholders, pages 7 and 29, which is Exhibit 13 hereto.

   There were 4,893 holders of record of the Company's common stock as of February 3, 1997, the record date fixed for the dividend paid on February 18, 1997.

ITEM 6 - SELECTED FINANCIAL DATA.

   This information is incorporated by reference to the 1996 Annual Report to Shareholders, page 7, which is
Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

   This information is incorporated by reference to the 1996 Annual Report to Shareholders, pages 8-12, which is
Exhibit 13 hereto.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   This information is incorporated by reference to the 1996 Annual Report to Shareholders, pages 13-25, which is
Exhibit 13 hereto.

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


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

Financial Statements:

   This information is incorporated by reference (as set forth below) to the 1996 Annual Report to Shareholders, which is Exhibit 13 hereto.

   Consolidated Statements of Income, page 13
   Consolidated Balance Sheets, page 14
   Consolidated Statements of Capitalization, pages 15-16
   Consolidated Statements of Retained Earnings, page 16
   Consolidated Statements of Cash Flows, page 17
   Consolidated Statements of Taxes, page 18
   Notes to Consolidated Financial Statements, pages 19-24
   Responsibility for Financial Statements, page 25
   Report of Independent Public Accountants, page 25


Financial Statement Schedules:

    Schedule II- Valuation and Qualifying Accounts - For the years ended December 31, 1996, 1995 and 1994 (page 10).

   Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.


List of Exhibits:
Exhibit  3   (a)  -  Restated Articles of Incorporation
                     adopted on May 20, 1987, which are
                     incorporated by reference to page 16 of
                     the 1987 Form 10-K. By-laws of Company as amended on January 16, 1991, which are incorporated by reference to page 17 of the 1990 Form 10-K.

Exhibit 4    (a)  -  Indenture of Mortgage and Deed of Trust
                     dated April 1, 1946, between the Company and Harris Trust and Savings Bank and Bartlett Boder, Trustee which is incorporated by reference to Exhibit (b) (1)-C in File No. 2-62825.

             (b)  -  Seventeenth Supplemental Indenture dated as of
                     February 1, 1991 between the Company and Harris Trust and Savings Bank, which is incorporated by reference to the 1995 Form 10-K.

             (c)  -  Medium-Term Notes Issuing and Paying Agency
                     Agreement dated as of November 19, 1993 between the Company and Harris Trust and Savings Bank, which is incorporated by reference to the 1995 Form 10-K.

             (d)  -  Rights Agreement dated September 18, 1996, which
                     is incorporated by reference to Exhibit 4 to Form 8-K, dated October 1, 1996.

                     Long-term debt instruments of the Company in amounts not exceeding ten percent of the total assets of the Company will be furnished to the Commission upon request.

Exhibit 10   (a)  -  Coal Freight Agreement between Burlington Northern
                     Railroad Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This exhibit is incorporated by reference to page 17 of the 1986
                     Form 10-K. Amendment to Coal Freight Agreement, as amended on May 20, 1995, is incorporated by reference to the 1995 Form 10-K.

             (b)  -  Coal Supply Agreement between Atlantic Richfield
                     Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This exhibit is incorporated by reference to page 17 of the 1983
                     Form 10-K.

             (c)  -  CFSI Agreement which is incorporated by reference to page 17 of the 1989 Form 10-K.

             (d)  -  Form of Key Management Employment Agreements which is
                 **  incorporated by reference to page 18 of the 1990
                     Form 10-K. Amendment to Key Management Employment Agreements as amended on December 1, 1993, which is incorporated by reference to page 18 of the 1993 Form 10-K.

             (e)  -  Directors Indemnification Agreement, which is
                     incorporated by reference to page 19 of the 1993
                     Form 10-K.

             (f)  -  Supplemental Executive Retirement Plan which is
                 ** incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November 17, 1993, which is incorporated by reference to page 20 of the 1993 Form 10-K.

             (g)  -  Gas Service Agreements with ANR Pipeline Company,
                     which are incorporated by reference to page 21 of the 1993 Form 10-K.

             (h)  -  Long-Term Incentive Plan, which is incorporated by
                 **  reference to the 1995 Form 10-K.

             (i)  -  Long-Term Stock Incentive Plan for Non-Employee Directors.
                  *
                 **

             (j)  -  Purchased power agreement with Nebraska Public Power
                  *  District.

Exhibit 13    *   -  The 1996 Annual Report to Shareholders.

Exhibit 23    *   -  Consent of Independent Public Accountants.

Exhibit 27    *   -  Financial Data Schedule.


              *    Filled herewith.


             ** Exhibits marked with a double asterisk relate to
                management contracts or compensatory arrangements.

Reports on Form 8-K:

On October 1, 1996, the Company filed a report on Form 8-K dated September 18, 1996, regarding the Shareholder Rights
Agreement.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in St. Joseph Light & Power Company's Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January
23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 23, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH LIGHT & POWER COMPANY

(Registrant)


March 19, 1997
/s/ T. F. Steinbecker, President

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ T. F. Steinbecker
President & Director (Chief Executive Officer)
March 19, 1997

/s/ L. J. Stoll
Vice President--Finance, Treasurer &
Assistant Secretary (Principal Financial &
Accounting Officer
March 19, 1997

/s/ J.P. Barclay, Jr.
Director
March 19, 1997

/s/ D. A. Burkhardt
Director
March 19, 1997

/s/ R. M. Burridge
Director
March 19, 1997

/s/ J. P. Carolus
Director
March 19, 1997

/s/ W. J. Gremp
Director
March 19, 1997

/s/ D. W. Shinneman
Director
March 19, 1997

/s/ R. L. Simpson
Director
March 19, 1997

/s/ G. R. Sprong
Director
March 19, 1997


ST. JOSEPH LIGHT & POWER COMPANY
SCHEDULE V - VALUATION AND QUALITYING ACCOUNTS
YEARS ENDED DECMEBER 31, 1996, 1995 AND 1994

    Column A      Column B          Column C            Column D    Column E
                                                       Deductions
                  Balance at        Additions        for Purposes  Balance at
   Description   Beginning of Charged to  Charged to   for Which     End of
                    Year       Expense   Construction  Reserves Were    Year
                                                         Created
Valuation accounts
deducted from
assets to which
they apply-

Accumulated Provision
for Uncollectible
Accounts
December 31, 1996 $324,130  $191,624       $    0        $192,736(1) $323,018
December 31, 1995 $339,147  $161,156       $    0        $176,173(2) $324,130
December 31, 1994 $390,256  $160,748       $    0        $211,857(3) $339,147


Other reserves-

Accumulated Provision for Injuries
and Damages:
December 31, 1996 $362,395  $ 45,555       $  5,394      $ 20,797   $392,547
December 31, 1995 $299,193  $371,991       $ 46,845      $355,634   $362,395
December 31, 1994 $303,110  $222,655       $ 27,854      $254,426   $299,193

Accumulated Provision for
Major Medical:
December 31, 1996 $  5,525  $830,819       $170,167      $1,000,986 $  5,525
December 31, 1995 $  5,525  $622,163       $128,037      $  750,200 $  5,525
December 31, 1994 $369,986  $711,900       $148,983      $1,225,344 $  5,525

Accumulated Provison for
Post Employment Benefits:
December 31, 1996$1,336,809 $1,020,914     $202,121      $1,203,376 $1,356,468
December 31, 1995$1,290,991 $1,030,996     $182,061      $1,167,239 $1,336,809
December 31, 1994$  838,627 $1,100,200     $210,397      $  858,233 $1,290,991

(1) Net of $143,935 recovery on accounts previously charged off.
(2) Net of $128,419 recovery on accounts previously charged off.
(3) Net of $126,419 recovery on accounts previously charged off.
(4) Includes Iatan provision of $139,157.
(5) Includes Iatan provision of $133,845.
(6) Includes Iatan provision of $94,432.