Form 10-Q
period 1997-03-31
ST JOSEPH LIGHT & POWER CO
filed 1997-05-14
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities
Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, without par value         7,968,450 shares
            (Class)                  (Outstanding at April 30, 1997)

                        ST. JOSEPH LIGHT & POWER COMPANY


                                    INDEX


                                                                 Page Number

Part I.    Financial Information

Item 1. Consolidated Financial Statements:

              Statements of Income . . . . . . . . . . . . . . . .    3

              Balance Sheets . . . . . . . . . . . . . . . . . . .    4

              Statements of Capitalization . . . . . . . . . . . .    5

              Statements of Retained Earnings. . . . . . . . . . .    5

              Statements of Cash Flow. . . . . . . . . . . . . . .    6

              Note to Financial Statements . . . . . . . . . . . .    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations  . . . . . . . . . . .    8


Part II.   Other Information

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .    10

    Item 2.   Changes in Securities. . . . . . . . . . . . . . . .    10

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . .    10

    Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . .    10

    Item 5.   Other Information. . . . . . . . . . . . . . . . . .    10

    Item 6.   Exhibits and Reports on Forms 8-K. . . . . . . . . .    10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        ST. JOSEPH LIGHT & POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                              Three Months Ended
                                   March 31
                               1997           1996

OPERATING REVENUES:
Electric
Retail sales & other       $18,692,144     $18,864,646
Sales for resale               266,830         582,335
Other                        4,551,512       4,172,081
                            23,510,486      23,619,062
OPERATING EXPENSES:
Production fuel              4,625,527       4,349,874
Purchased power-System
 energy                      1,631,809       2,141,999
 Resale                         99,028         429,719
Gas purchased for
 resale                      1,844,589       1,446,706
Other operations             4,965,170       4,636,423
Maintenance                  1,541,455       1,864,397
Depreciation                 2,696,599       2,537,284
Taxes - General              1,741,675       1,672,481
        Income                 930,717         999,981
                            20,076,569      20,078,864

OPERATING INCOME             3,433,917       3,540,198

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction                  23,196          77,310
Other - including
 income taxes on
 nonutility operations          19,902         (42,492)
                                43,098          34,818

INCOME BEFORE INTEREST
CHARGES                      3,477,015       3,575,016

INTEREST CHARGES (Net):
 Long-term debt              1,462,400       1,462,400
 Other                          37,576          34,547
 Allowance for borrowed
  funds used during
  construction                 (13,547)        (63,789)
                             1,486,429       1,433,158

NET INCOME                 $ 1,990,586     $ 2,141,858

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           7,940,138       7,822,158

EARNINGS PER AVERAGE
COMMON SHARE                     $0.25           $0.27

DIVIDENDS PAID PER
COMMON SHARE                     $0.24          $0.235


                        ST. JOSEPH LIGHT & POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                             Twelve Months Ended
                                   March 31
                               1997              1996
OPERATING REVENUES:
Electric
Retail sales & other        $81,879,482      $81,121,965
Sales for resale              1,131,395        1,546,758
Other                        12,749,840       11,670,841
                             95,760,717       94,339,564
OPERATING EXPENSES:
Production fuel              18,096,697       15,419,756
Purchased power-System
 energy                       8,229,009        9,523,993
 Resale                         841,865        1,175,067
Gas purchased for
 resale                       3,773,509        2,941,112
Other operations             18,730,661       19,622,341
Maintenance                   8,122,679        8,967,708
Depreciation                 10,633,749       10,106,198
Taxes - General               6,580,114        6,315,324
        Income                5,165,321        4,600,355
                            $80,173,604      $78,671,854

OPERATING INCOME            $15,587,113      $15,667,710

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction                   261,710          204,424
Other - including
 income taxes on
 nonutility operations          216,730          234,304
                                478,440          438,728

INCOME BEFORE INTEREST
CHARGES                      16,065,553       16,106,438

INTEREST CHARGES (Net):
 Long-term debt               5,849,600        5,885,282
 Other                          174,939          136,641
 Allowance for borrowed
  funds used during
  construction                 (164,712)        (293,520)
                              5,859,827        5,728,403

NET INCOME                  $10,205,726      $10,378,035

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            7,897,386        7,815,080

EARNINGS PER AVERAGE
COMMON SHARE                      $1.29            $1.33

DIVIDENDS PAID PER
COMMON SHARE                     $0.945            $0.925


See Consolidated Note to Financial Statements.





                         ST JOSEPH LIGHT & POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                 March 31,       December 31,
                                   1997              1996
                               (Unaudited)

ASSETS
PROPERTY,PLANT AND EQUIPMENT,
at original cost:
Electric utility plant           $300,203,104    $298,995,660
Other                              10,073,372      10,005,809
                                  310,276,476     309,001,469
Less-Reserves for
depreciation                     (149,976,347)   (147,539,255)
                                  160,300,129     161,462,214
Construction work in progress       4,751,161       4,588,513
                                  165,051,290     166,050,727

OTHER INVESTMENTS                   2,322,455       2,298,785

CURRENT ASSETS:
Cash and cash equivalents             479,197         688,466
Temporary investments               4,554,583       5,822,979
Receivables, less reserves          7,380,230       7,718,866
Accrued utility revenue             2,560,900       3,651,310
Fuel, at average cost               3,085,206       2,961,316
Materials and supplies, at
average cost                        5,663,583       5,545,927
Prepayments and other                 698,658       1,309,328
                                   24,422,357      27,698,192
DEFERRED CHARGES
Debt expense                        1,523,767       1,552,704
Lease payments receivable           3,381,664       3,412,528
Prepaid pension expense            11,729,158      11,150,659
Regulatory assets                  14,647,651      14,769,131
Other                                 534,682         317,094
                                   31,816,922      31,202,116
                                 $223,613,024    $227,249,820


                        CAPITALIZATION & LIABILITIES
CAPITALIZATION (See statements):
Common equity                    $ 84,983,637    $ 86,170,013
Long-term debt                     73,100,000      73,100,000
                                  158,083,637     159,270,013
CURRENT LIABILITIES:
Outstanding checks in
excess of cash balances               604,562       3,034,793
Accounts payable                    5,818,520       8,839,419
Accrued income & general taxes      2,064,428         511,474
Accrued interest                    1,349,341       1,961,526
Accrued vacation                    1,275,589       1,119,376
Dividends declared                  1,912,122               0
Other                                 422,978         422,907
                                   13,447,540      15,889,495

DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations           3,227,508       3,270,593
Deferred income taxes              28,938,950      28,734,335
Investment tax credit               4,400,975       4,502,729
Accrued claims and benefits         1,868,185       1,749,015
Deferred revenues                   2,342,880       2,372,348
Regulatory liabilities              9,416,766       9,416,766
Other                               1,886,583       2,044,526
                                   52,081,847      52,090,312
                                 $223,613,024    $227,249,820


See Consolidated Note to Financial Statements.




                        ST JOSEPH LIGHT & POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                  March 31,       December 31,
                                     1997            1996
                                 (Unaudited)


COMMON EQUITY:
Common stock--authorized
25,000,000 shares, without par
value,issued 9,252,748 shares    $ 33,816,099    $ 33,816,099
Retained earnings                  65,708,402      67,532,568
Other paid-in capital                 964,202         816,995
Less-treasury stock, at cost,
1,285,479 and 1,326,272 shares    (15,505,066)    (15,995,649)
                                   84,983,637      86,170,013

LONG-TERM DEBT:
First mortgage bonds -
9.44% series due
February 1, 2021                   22,500,000      22,500,000

Unsecured pollution control
revenue bonds-5.85% series
due February 1, 2013                5,600,000       5,600,000

Medium-term notes-
5.77% due December 8, 1998          5,000,000       5,000,000
7.13% due November 29, 2013         1,000,000       1,000,000
7.16% due November 29, 2013         9,000,000       9,000,000
7.17% due December 1, 2023          7,000,000       7,000,000
7.33% due November 30, 2023         3,000,000       3,000,000
8.36% due March 15, 2005           20,000,000      20,000,000

                                   45,000,000      45,000,000
                                   73,100,000      73,100,000

Total Capitalization             $158,083,637    $159,270,013



                        ST. JOSEPH LIGHT & POWER COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (Unaudited)

                                     Three Months Ended
                                          March 31

                                    1997            1996

Balance at beginning of period   $67,532,568     $64,560,183
Net income                         1,990,586       2,141,858
                                  69,523,154      66,702,041
Less-dividends on common stock    (3,814,752)     (3,677,006)

Balance at end of period         $65,708,402     $63,025,035


                        ST JOSEPH LIGHT & POWER COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (Unaudited)

                                      Twelve Months Ended
                                          March 31

                                    1997            1996

Balance at beginning of period   $63,025,035     $59,917,165
Net income                        10,205,726      10,378,035
                                  73,230,761      70,295,200
Less-dividends on common stock    (7,522,359)     (7,270,165)

Balance at end of period         $65,708,402     $63,025,035


See Consolidated Note to Financial Statements.


                        ST. JOSEPH LIGHT & POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                      Three Months Ended
                                           March 31
                                     1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                         $ 1,990,586     $ 2,141,858
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation                         2,696,599      2,537,284
Pension expense                       (468,584)       (237,661)
Other post retirement
 benefits                               86,087        223,263
Deferred taxes and investment credit   102,861        126,249
Allowance for equity funds used
 during construction                   (23,196)       (77,310)
Net changes in working capital items
not considered elsewhere:
Accounts receivable and accrued
 utility revenues                     1,429,046        694,720
Fuel                                   (123,890)     1,290,799
Accounts payable and outstanding
checks                               (5,451,130)     (5,700,631)
Accrued income and general taxes      1,552,954       1,594,282
Other, net                               37,114        225,749
Net changes in regulatory
assets and liabilities                  121,480        (10,347)
Net changes in other assets
and liabilities                        (424,344)      (135,513)
Net cash provided by
operating activities                   1,525,583      2,672,742



CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant             (1,694,849)      (2,651,641)
Allowance for borrowed funds used
during construction                      13,547           63,789
Investments                           1,244,726        1,378,597
Other                                     9,649           13,521
Net cash used in investing
  activities                           (426,927)       (1,195,734)


CASHFLOWS FROM FINANCING ACTIVITIES:
Principal payment under capital
 lease obligation                       (43,085)           (4,148)
Common stock purchased                   (3,431)           (1,297)
Common stock issued                     641,221           371,428
Dividends paid                       (1,902,630)       (1,836,096)
Net cash used in financing
 activities                          (1,307,925)       (1,470,113)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  (209,269)            6,895
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    688,466           287,319
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                    $  479,197       $   294,214

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                             $ 2,079,500     $  2,079,780
Income taxes                         $    45,000     $     50,000

For purposes of the Consolidated Statements of Cash Flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

See Consolidated Note to Financial Statement.




                       ST. JOSEPH LIGHT & POWER COMPANY


                         NOTE TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation: The consolidated financial statements include St. Joseph Light & Power Company and its wholly owned subsidiary, SJLP Inc., which was formed in September 1996. Collectively, these entities are referred to herein as the "Company." All significant intercompany transactions have been eliminated.

General: The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Company's 1996 Annual Report to Shareholders incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

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

     The results for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year 1997.

Restatement: All common share information for prior periods presented in these statements has been restated to give retroactive effect to a two-for-one stock split which was effective July 15, 1996.

Statement of Financial Accounting Standards (SFAS) No. 128: At December 31, 1997, the Company will retroactively adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This Statement establishes new standards for computing and presenting earnings per share (EPS) for publicly held common stock or potential common stock. It replaces the presentation of primary EPS as required by Accounting Principles Board Opinion No.
15, Earnings per Share, with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of basic EPS to diluted
EPS. With the adoption of SFAS No. 128, basic EPS is not expected to differ from primary EPS.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The Company is engaged primarily in the business of generating and distributing electric energy in a ten-county area of northwestern Missouri. It also sells natural gas and industrial steam in limited areas. SJLP Inc. was formed to pursue investments in non-utility areas. Its operations were not material to the Company's financial position or results of operations.

     In the electric utility industry, results of operations generally show a seasonal pattern of higher revenues and earnings in the third quarter due to weather. The Company expects that its historical pattern of higher revenues and earnings in the third quarter will be more pronounced as a result of rate-design changes implemented in June 1995 which increase electric rates from June through September and decrease rates from October through May.


RESULTS OF OPERATIONS

Comparison of the quarters ended March 31, 1997 and 1996

     Electric retail sales and other revenues decreased 1% for the quarter primarily due to warmer than normal winter weather. Sales to residential customers decreased 3% reflecting the warmer temperatures. Partially offsetting the decrease was a 1% increase in sales to commercial and industrial customers, with both classes boosted by continuing economic improvement in the Company's service territory.

     Sales for resale and related purchased power expense decreased for the quarter primarily due to reduced demand from regional utilities and energy marketers.

    Other operating revenues increased 9% with both the natural gas and industrial steam segments posting gains. Natural gas revenues increased 12% despite an 11% decrease in sales resulting from the warmer winter temperatures. The increase in revenues was attributable to higher market prices for natural gas which the Company is allowed to recover through the Purchased Gas Adjustment (PGA). Industrial steam revenues increased 5% primarily due to increased sales and a rate increase for a major customer.

    System energy costs decreased 4% primarily due to the reduced system requirements and the mixing of lower cost, low-sulfur coal at the Lake Road plant. Modifications to the Lake Road plant to burn a blend of coal has resulted in increased generation at the plant to replace more expensive purchased power.

     The increase in gas purchased for resale reflects the higher market price for natural gas.

    Maintenance expense for the period decreased primarily due to lower maintenance requirements at the Lake Road plant.






Comparison of the twelve months ended March 31, 1997 and 1996

    Electric retail sales and other revenues increased 1% for the period which was consistent with sales. While an expanding area economy increased sales 2% to the commercial and industrial segments, more moderate weather reduced sales to the residential class to partially offset the gain.

    The decrease in sales for resale and related purchased power expense resulted from lower demand from regional utilities and energy marketers.

    Other operating revenue increased 9% primarily due to a 36% increase in natural gas revenues. The increase in natural gas revenues and related gas purchased for resale reflects the significantly higher market prices for natural gas which are passed on to customers through the PGA. Natural gas sales for the period remained relatively stable. Industrial steam revenues increased 4% for the period with sales increasing 12%, reflecting a rate decrease to a major customer in the prior period.

    System energy requirements increased 6% primarily due to higher unit prices for natural gas and oil used for generation and to higher purchased power costs. Increased generation to replace more expensive purchased power partially offset the rise in prices.

     The reduction in other operations is primarily attributable to reduced pension expense.

     Maintenance expense decreased 9% primarily due to a scheduled overhaul of a boiler at the Lake Road plant in the prior period.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $5 million in cash and temporary investments. In addition, the Company has bank credit arrangements of $5.5 million in conventional lines of credit. No borrowings were outstanding under these agreements at March 31, 1997. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

     Capital expenditures, net of allowance for funds used during construction and including non-utility investments, are currently projected to be $14.6 million for the remainder of 1997 and about $90.5 million for the five-year period ending 2001. The Company expects to finance these expenditures through internally generated funds and the issuance of short-term debt and common equity.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None.


Item 2.  Changes in the Rights of the Company's Security Holders

          None.


Item 3.  Default Upon Senior Securities

          None.


Item 4.  Submission of Matters to a Vote of Security Holders

          None.


Item 5.  Other Information

          The Company's wholly owned subsidiary, SJLP Inc., entered into an agreement on May 13, 1997, to acquire a 51% controlling interest in Percy Kent Bag Company. Percy Kent is a 112 year old, $31 million dollar manufacturer of multiwall shipping sacks and small bags based in Kansas City, Missouri. The acquisition is subject to regulatory approval.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibit 27 - Financial Data Schedule

          b. No Current Report on Form 8-K was filed during the quarter ended March 31, 1997.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ST. JOSEPH LIGHT & POWER COMPANY
                                        (Registrant)



Dated: May 14, 1997

/s/ L. J. STOLL
    Vice President-Finance, Treasurer
          and Assistant Secretary
       (Duly Authorized Officer)