Form 10-Q
period 1997-06-30
ST JOSEPH LIGHT & POWER CO
filed 1997-08-14
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

    (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

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

    Common Stock, without par value              7,994,233 shares
               (Class)                   (Outstannding at July 31, 1997)

Text



                       ST. JOSEPH LIGHT & POWER COMPANY


                                    INDEX


                                                                Page Number

Part I.    Financial Information

Item 1. Consolidated Financial Statements:

              Statements of Income . . . . . . . . . . . . . . . .    3

              Balance Sheets . . . . . . . . . . . . . . . . . . .    4

              Statements of Capitalization . . . . . . . . . . . .    5

              Statements of Retained Earnings. . . . . . . . . . .    5

              Statements of Cash Flow. . . . . . . . . . . . . . .    6

              Note to Consolidated Financial Statements. . . . . .    7

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . .    8


Part II.   Other Information

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .    10

    Item 2.   Changes in the Rights of the Company's
              Security Holders . . . . . . . . . . . . . . . . . .    10

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . .    10

    Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . .    10

    Item 5.   Other Information. . . . . . . . . . . . . . . . . .    10

    Item 6.   Exhibits and Reports on Forms 8-K. . . . . . . . . .    10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Text

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   ST. JOSEPH LIGHT & POWER COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                Three Months Ended
                                     June 30
                               1997           1996


OPERATING REVENUES:
Electric utility           $20,887,102     $20,723,728
Other utility                2,184,739       2,213,491
Manufacturing                2,127,233         --
                            25,199,074      22,937,219
OPERATING EXPENSES:
Production fuel              4,166,070       3,925,612
Purchased power              2,116,515       2,439,631
Gas purchased for
 resale                        379,333         405,289
Manufacturing cost
 of goods sold               1,775,602          --
Other operations             4,852,421       4,563,047
Maintenance                  2,391,444       2,227,916
Depreciation                 2,731,565       2,616,268
Taxes other than
  income taxes               1,686,032       1,622,932
                            20,098,982      17,800,695

OPERATING INCOME             5,100,092       5,136,524

INTEREST CHARGES (Net):
Long-term debt               1,526,806       1,462,400
Other                           58,655          34,547
Allowance for borrowed
 funds used during
 construction                  (13,914)        (47,188)
                             1,571,547       1,449,759

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction                   23,824          74,301
Other - net                     19,996         119,388
                                43,820         193,689

INCOME BEFORE INCOME TAXES
 & MINORITY INTEREST         3,572,365       3,880,454

INCOME TAXES                 1,318,709       1,386,733

INCOME BEFORE MINORITY
 INTEREST                    2,253,656       2,493,721


MINORITY INTEREST IN
 LOSS OF SUBSIDIARY            (14,911)         --

NET INCOME                 $ 2,268,567     $ 2,493,721

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING          7,979,852       7,851,217

EARNINGS PER AVERAGE
 COMMON SHARE                    $0.28           $0.32

DIVIDENDS PAID PER
 COMMON SHARE                    $0.24          $0.235


                      ST. JOSEPH LIGHT & POWER COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                 Six Months Ended
                                      June 30
                               1997              1996

OPERATING REVENUES:
Electric utility            $39,846,076      $40,170,709
Other utility                 6,736,251        6,385,572
Manufacturing                 2,127,233           --
                             48,709,560       46,556,281
OPERATING EXPENSES:
Production fuel               8,791,597        8,275,486
Purchased power               3,847,352        5,011,349
Gas purchased for
 resale                       2,223,922        1,851,995
Manufacturing cost
 of goods sold                1,775,602           --
Other operations              9,817,591        9,199,470
Maintenance                   3,932,899        4,092,313
Depreciation                  5,428,164        5,153,552
Taxes other than
  income taxes                3,427,707        3,295,413
                            $39,244,834      $36,879,578

OPERATING INCOME            $ 9,464,726      $ 9,676,703

INTEREST CHARGES (Net):
Long-term debt                2,989,206        2,924,800
Other                            96,231           69,094
Allowance for borrowed
  funds used during
  construction                  (27,461)        (110,977)
                               3,057,976        2,882,917

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction                    47,020          151,611
Other - net                      73,545          126,108
                                120,565          277,719

INCOME BEFORE INCOME TAXES
 & MINORITY INTEREST          6,527,315        7,071,505

INCOME TAXES                  2,283,073        2,435,926

INCOME BEFORE MINORITY
 INTEREST                     4,244,242        4,635,579

MINORITY INTEREST IN LOSS
 OF SUBSIDIARY                  (14,911)           --


NET INCOME                   $ 4,259,153      $ 4,635,579

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING           7,960,105        7,836,676

EARNINGS PER AVERAGE
 COMMON SHARE                     $0.54            $0.59

DIVIDENDS PAID PER
 COMMON SHARE                     $0.48             $0.47


                See Notes to Consolidated Financial Statements.

Text


                     ST JOSEPH LIGHT & POWER COMPANY
                       CONSOLIDATED BALANCE SHEETS


                                   June 30,        December 31,
                                     1997              1996
                                  (Unaudited)

        ASSETS
PROPERTY,PLANT AND EQUIPMENT:
Electric utility plant           $302,333,799    $298,995,660
Other                              18,326,812      10,005,809
                                  320,660,611     309,001,469
Less-Reserves for
 depreciation                    (152,316,521)   (147,539,255)
                                 $168,344,090    $161,462,214
Construction work in progress       5,295,925       4,588,513
                                 $173,640,015    $166,050,727

OTHER INVESTMENTS                $  2,443,850    $  2,298,785

CURRENT ASSETS:
Cash and cash equivalents        $    516,555    $    688,466
Temporary investments                 711,488       5,822,979
Receivables, less reserves          9,679,861       7,718,866
Accrued utility revenue             3,951,632       3,651,310
Manufacturing inventories           4,181,061           --
Fuel                                4,027,384       2,961,316
Materials and supplies              5,913,884       5,545,927
Prepayments and other               1,620,207       1,309,328
                                   30,602,072      27,698,192
DEFERRED CHARGES
Debt expense                        1,585,911       1,552,704
Lease payments receivable           3,350,799       3,412,528
Prepaid pension expense            12,343,303      11,150,659
Regulatory assets                  14,529,634      14,769,131
Other                               2,171,653         317,094
                                   33,981,300      31,202,116
                                 $240,667,237    $227,249,820


      CAPITALIZATION & LIABILITIES

CAPITALIZATION (See statements):
Common equity                    $ 87,674,225    $ 86,170,013
Long-term debt                     76,888,550      73,100,000
                                  164,562,775     159,270,013
MINORITY INTEREST IN
 CONSOLIDATED SUBSIDIARY            1,412,436          --

CURRENT LIABILITIES:
Outstanding checks in
 excess of cash balances              432,901       3,034,793
Current maturities of
 long-term obligations              1,683,038          --
Accounts payable                   11,599,699       8,839,419
Notes payable                       2,185,304          --
Accrued income & general taxe       2,374,998         511,474
Accrued interest                    1,956,826       1,961,526
Accrued vacation                    1,322,909       1,119,376
Other                                 541,911         422,907
                                   22,097,586      15,889,495

DEFERRED CREDITS AND
 NON-CURRENT LIABILITIES:
Capital lease obligations           3,183,618       3,270,593
Deferred income taxes              29,091,501      28,734,335
Investment tax credit               4,299,221       4,502,729
Accrued claims and benefits         1,971,024       1,749,015
Deferred revenues                   2,313,449       2,372,348
Regulatory liabilities              9,416,766       9,416,766
Other                               2,318,861       2,044,526
                                   52,594,440      52,090,312
                                 $240,667,237    $227,249,820


                 See Notes to Consolidated Financial Statements.

Text

                      ST JOSEPH LIGHT & POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                  June 30,        December 31,
                                    1997            1996
                                 (Unaudited)

            COMMON EQUITY:
Common stock--authorized
 25,000,000 shares, without par
 value,issued 9,252,748 shares   $ 33,816,099    $ 33,816,099
Retained earnings                  67,976,664      67,532,568
Other paid-in capital               1,074,648         816,995
Less-treasury stock, at cost,
 1,259,663 and 1,326,272 shares   (15,193,186)    (15,995,649)
                                   87,674,225      86,170,013

LONG-TERM DEBT:
First mortgage bonds -
 9.44% series due
 February 1, 2021                  22,500,000      22,500,000

Unsecured pollution control
 revenue bonds-5.85% series
 due February 1, 2013               5,600,000       5,600,000

Medium-term notes-
5.77% due December 8, 1998          5,000,000       5,000,000
7.13% due November 29, 2013         1,000,000       1,000,000
7.16% due November 29, 2013         9,000,000       9,000,000
7.17% due December 1, 2023          7,000,000       7,000,000
7.33% due November 30, 2023         3,000,000       3,000,000
8.36% due March 15, 2005           20,000,000      20,000,000

                                   45,000,000      45,000,000

Other long-term debt                5,471,588          --

Less current maturities            (1,683,038)         --
                                   76,888,550      73,100,000

Total Capitalization             $164,562,775    $159,270,013




                      ST. JOSEPH LIGHT & POWER COMPANY
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               (Unaudited)

                                         Three Months
                                         Ended June 30

                                    1997            1996

Balance at beginning of period   $65,708,402     $63,025,035
Net income                         2,268,567       2,493,721
                                  67,976,969      65,518,756
Less-dividends on common stock          (305)           (166)

Balance at end of period         $67,976,664     $65,518,590




                      ST JOSEPH LIGHT & POWER COMPANY
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               (UNAUDITED)

                                         Six Months
                                        Ended June 30

                                    1997            1996

Balance at beginning of period   $67,532,568     $64,560,183
Net Income                         4,259,153       4,635,579
                                  71,791,721      69,195,762
Less-dividends on common stock    (3,815,057)     (3,677,172)

Balance at end of period         $67,976,664     $65,518,590


                  See Notes to Consolidated Financial Statements.

Text



                       ST. JOSEPH LIGHT & POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                       Six Months Ended
                                           June 30

                                     1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                         $ 4,259,153    $ 4,635,579
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation                         5,428,164      5,153,552
Pension expense                       (965,872)      (717,923)
Deferred taxes and investment credit   153,658        185,920
Allowance for equity funds used
 during construction                   (47,020)      (151,611)
Net changes in working capital items
 not considered elsewhere:
Accounts receivable and accrued
 utility revenues                       65,629       (917,960)
Fuel                                (1,066,068)     1,732,843
Accounts payable and outstanding
 checks                             (4,983,580)    (3,441,072)
Accrued income and general taxes     1,387,995      1,922,853
Other, net                            (953,855)      (351,900)
Net changes in regulatory
 assets and liabilities                239,497        (29,307)
Net changes in other assets
 and liabilities                       178,002       (609,724)
Net cash provided by
 operating activities                3,695,703       7,411,250


CASHFLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant            (4,906,797)      (5,959,312)
Allowance for borrowed funds used
 during construction                    27,461          110,977
Investments                          4,966,426        1,452,881
Other                                  (55,441)          40,634
Net cash provided by (used in)
 investing activities                   31,649       (4,354,820)


CASHFLOWS FROM FINANCING ACTIVITIES:
Notes payable decrease                (898,102)            --
Principal payments under capital
 lease obligations                     (86,975)         (47,447)
Long-term debt retired                (159,244)             --
Common stock purchased                  (3,431)         (17,446)
Common stock issued                  1,063,546          731,164
Dividends paid                      (3,815,057)      (3,677,172)
Net cash used in financing
 activities                         (3,899,263)      (3,010,901)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 (171,911)          45,529
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   688,466          287,319
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                  $   516,555       $  332,848

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid during the period for:
Interest                           $ 3,032,435       $ 2,943,751
Income taxes                       $ 1,717,000       $ 1,690,000


For purposes of the Consolidated Statements of Cash Flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


              See Notes to Consolidated Financial Statements.

Text


                       ST. JOSEPH LIGHT & POWER COMPANY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation: The consolidated financial statements include St. Joseph Light & Power Company and its wholly owned subsidiary, SJLP
Inc. and its subsidiary (see note 2). Collectively, these entities are referred to herein as the "Company." All significant intercompany transactions have been eliminated.

General: The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

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

         The results for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire year 1997.


2) ACQUISITION

Effective May 31, 1997, SJLP Inc. acquired a controlling interest in Percy Kent Bag Co., Inc. (Percy Kent). Percy Kent designs and manufactures multiwall and small paper bags primarily for food products, agricultural products, specialty chemicals, pet foods and other consumer packaging companies throughout the United States. The acquisition has been accounted for as a purchase. Acquired goodwill of $1,467,000 is included in other deferred charges in the accompanying balance sheet and is being amortized on the straight-line basis over 15 years. Percy Kent's operating results for the month of June, which are included in the Company's consolidated financial statements, had minimal impact on the Company's earnings.

Text

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


RESULTS OF OPERATIONS

Comparison of the quarters ended June 30, 1997 and 1996

         Electric retail and other revenues decreased 1% for the quarter primarily due to milder than normal temperatures. Sales to residential customers decreased 3% reflecting the cooler temperatures as compared to the warmer than normal spring of the prior year. Continued economic growth in the Company's service territory expanded sales to commercial and industrial customers to partially offset the decrease. Sales for resale increased reflecting strong demand from regional utilities and energy marketers for low-cost power.

         Other utility operating revenues decreased slightly for both the natural gas and industrial steam segments. Natural gas revenues decreased 2% despite a small increase in sales. The decrease in revenues was primarily attributable to lower market prices for natural gas which are passed on to the customer through the Purchased
Gas Adjustment (PGA).

         Manufacturing revenues and related manufacturing cost of goods sold reflect the inclusion of one month of operations of Percy Kent
Bag Co., Inc. (Percy Kent).

         Total energy costs decreased 1% primarily due to the reduced system requirements and lower costs at the Lake Road plant, partially offset by higher resale requirements. Modifications to the Lake Road plant to burn a blend of lower cost, low-sulfur coal have resulted in increased generation at the plant to replace more expensive purchased power.

         Gas purchased for resale decreased 6% primarily due to the lower market price for natural gas.

         The increase in other operations is primarily attributable to administrative expenses of Percy Kent.

         Maintenance expense for the period increased primarily due to maintenance requirements at the Lake Road plant.

         The increase in interest charges on long-term debt is a result of interest expense on Percy Kent's borrowings.

Text

Comparison of the six months ended June 30, 1997 and 1996

         Electric retail and other revenues decreased 1% for the period with sales remaining relatively stable. Sales to the commercial and industrial segments increased 2% as the area's economy continued to expand. More moderate weather reduced residential sales by 3% to offset the gain. Sales for resale decreased slightly for the period due to reduced demand from regional utilities during the winter months.

         Other utility operating revenue increased 5% primarily due to an 8% increase in natural gas revenues. The increase in natural gas revenues and related gas purchased for resale reflects the significantly higher winter prices for natural gas which are passed on to customers through the PGA. Natural gas sales for the period decreased 4% due to warmer than normal weather conditions.
Industrial steam revenues increased 2% while sales increased 1% reflecting a rate increase for a major customer.

         Manufacturing revenues and related manufacturing cost of goods sold is attributable to Percy Kent.

         Total energy costs decreased 5% while total requirements remained relatively stable. Lower coal costs at the Lake Road plant resulted in increased generation replacing more expensive purchased power.

         The increase in other operations is primarily attributable to Percy Kent.

         The increase in interest expense is due to interest charges for Percy Kent.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $1.2 million in cash and temporary investments. In addition, the Company has bank credit arrangements of $5.5 million in conventional lines of credit with $4.8 million available under these agreements at June 30, 1997. Financial coverages are at levels in excess of those required for issuance of debt and preferred stock.

         Capital expenditures, net of allowance for funds used during construction and including non-utility investments, are currently projected to be $15 million for the remainder of 1997 and about $93 million for the five-year period ending 2001. The Company expects to finance these expenditures through internally generated funds and the issuance of short-term debt and common equity.

Text

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None.


Item 2.  Changes in the Rights of the Company's Security Holders

          None.


Item 3.  Default Upon Senior Securities

          None.


Item 4.  Submission of Matters to a Vote of Security Holders

          a.  The annual meeting of common stockholders was held May 21, 1996.

          b. The following persons were elected Directors of the Company to serve until the 2000 annual meeting of common stockholders:

              Daniel A. Burkhardt (6,359,816 votes for; 95,347 withheld) James P. Carolus (6,354,555 votes for; 100,608 withheld) Terry F. Steinbecker (6,367,727 votes for; 87,436 withheld)

          c. The appointment of Arthur Andersen LLP as independent auditors for 1997 was approved.
              (6,365,262 votes for; 51,633 against; and 38,268 withheld)


Item 5.  Other Information

          None.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibit 27 - Financial Data Schedule

          b. No Current Report on Form 8-K was filed during the quarter ended June 30, 1997.

Text

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ST. JOSEPH LIGHT & POWER COMPANY
                                                (Registrant)



Dated: August 14, 1997                    /s/ L. S. Stoll
                                      Vice President-Finance, Treasurer
                                           and Assistant Secretary
                                          (Duly Authorized Officer)