Form 10-Q
period 1997-09-30
ST JOSEPH LIGHT & POWER CO
filed 1997-11-12
CIK 86251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Common Stock, without par value              8,018,630 shares
                  (Class)                  (Outstanding at October 31, 1997)




                      ST. JOSEPH LIGHT & POWER COMPANY


                                  INDEX


                                                               Page Number

Part I.    Financial Information

Item 1. Consolidated Financial Statements:

              Statements of Income . . . . . . . . . . . . . . . .    3

              Balance Sheets . . . . . . . . . . . . . . . . . . .    4

              Statements of Capitalization . . . . . . . . . . . .    5

              Statements of Retained Earnings. . . . . . . . . . .    5

              Statements of Cash Flow. . . . . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements. . . . . .    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . .    8


Part II.   Other Information

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .    10

    Item 2.   Changes in the Rights of the Company's Security
              Holders. . . . . . . . . . . . . . . . . . . . . . .    10

    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . .    10

    Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . .    10

    Item 5.   Other Information. . . . . . . . . . . . . . . . . .    10

    Item 6.   Exhibits and Reports on Forms 8-K. . . . . . . . . .    10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                         ST. JOSEPH LIGHT & POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                Three Months Ended
                                  September 30
                               1997           1996


OPERATING REVENUES:
Electric utility           $27,947,089     $25,338,769
Other utility                1,736,463       1,964,905
Manufacturing                7,431,932         --
                            37,115,484      27,303,674
OPERATING EXPENSES:
Production fuel              5,568,407       4,531,010
Purchased power              2,022,056       2,716,108
Gas purchased for
 resale                        158,860         204,951
Manufacturing cost
 of goods sold               6,431,818          --
Other operations             6,179,138       4,143,192
Maintenance                  1,875,796       1,860,531
Depreciation                 2,789,252       2,659,899
Taxes other than
  income taxes               1,862,165       1,721,467
                            26,887,492      17,837,158

OPERATING INCOME            10,227,992       9,466,516

INTEREST CHARGES (Net):
 Long-term debt              1,597,100       1,462,400
 Other                         171,292          34,547
 Allowance for borrowed
  funds used during
  construction                 (20,294)        (67,944)
                             1,748,098       1,429,003

OTHER INCOME & DEDUCTIONS:
 Allowance for equity
  funds used during
  construction                  34,730         107,304
 Other - net                    46,329          67,550
                                81,059         174,854

INCOME BEFORE INCOME TAXES
& MINORITY INTERESTS         8,560,953       8,212,367

INCOME TAXES                 3,322,848       2,952,261

INCOME BEFORE MINORITY
INTERESTS                    5,238,105       5,260,106

MINORITY INTEREST IN
LOSS OF SUBSIDIARY            (156,803)         --

NET INCOME                 $ 5,394,908     $ 5,260,106

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           8,004,627       7,885,649

EARNINGS PER AVERAGE
COMMON SHARE                     $0.67           $0.67

DIVIDENDS PAID PER
COMMON SHARE                     $0.24          $0.235



                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                 Nine Months Ended
                                    September 30
                               1997              1996
OPERATING REVENUES:
Electric utility            $67,793,165      $65,509,478
Other utility                 8,472,714        8,350,477
Manufacturing                 9,559,165           --
                             85,825,044       73,859,955

OPERATING EXPENSES:
Production fuel              14,360,004       12,806,496
Purchased power               5,869,407        7,727,457
Gas purchased for
 resale                       2,382,781        2,056,946
Manufacturing cost
 of goods sold                8,207,420           --
Other operations             15,996,731       13,342,662
Maintenance                   5,808,696        5,952,844
Depreciation                  8,217,415        7,813,451
Taxes other than
  income taxes                5,289,872        5,016,880
                            $66,132,326      $54,716,736

OPERATING INCOME            $19,692,718      $19,143,219

INTEREST CHARGES (Net):
 Long-term debt               4,586,306        4,387,200
 Other                          267,523          103,641
 Allowance for borrowed
  funds used during
  construction                  (47,755)        (178,921)
                              4,806,074        4,311,920

OTHER INCOME & DEDUCTIONS:
Allowance for equity
 funds used during
 construction                    81,750          258,915
Other - net                     119,874          193,658
                                201,624          452,573

INCOME BEFORE INCOME TAXES
& MINORITY INTERESTS         15,088,268       15,283,872

INCOME TAXES                  5,605,921        5,388,187

INCOME BEFORE MINORITY
INTERESTS                     9,482,347        9,895,685

MINORITY INTEREST IN LOSS
OF SUBSIDIARY                  (171,714)           --

NET INCOME                  $ 9,654,061      $ 9,895,685

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            7,975,108        7,853,072

EARNINGS PER AVERAGE
COMMON SHARE                      $1.21            $1.26

DIVIDENDS PAID PER
COMMON SHARE                      $0.72           $0.705


               See Notes to Consolidated Financial Statements.






                       ST. JOSEPH LIGHT & POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                  September 30,   December 31,
                                      1997            1996
                                         (Unaudited)
ASSETS
PROPERTY,PLANT AND EQUIPMENT:
Electric utility plant           $304,469,154    $298,995,660
Other                              18,567,662      10,005,809
                                  323,036,816     309,001,469
Less-Reserves for
depreciation                     (154,549,949)   (147,539,255)
                                 $168,486,867    $161,462,214
Construction work in progress       5,860,496       4,588,513
                                 $174,347,363    $166,050,727

OTHER INVESTMENTS                $  2,463,410    $  2,298,785

CURRENT ASSETS:
Cash and cash equivalents        $    736,786    $    688,466
Temporary investments               3,008,620       5,822,979
Receivables, less reserves         12,314,642       7,718,866
Accrued utility revenue             2,990,666       3,651,310
Manufacturing inventories           4,606,576           --
Fuel                                3,972,136       2,961,316
Materials and supplies              5,524,610       5,545,927
Prepayments and other               2,062,033       1,309,328
                                   35,216,069      27,698,192

DEFERRED CHARGES
Debt expense                        1,509,708       1,552,704
Lease payments receivable           3,319,935       3,412,528
Prepaid pension expense            12,957,447      11,150,659
Regulatory assets                  14,411,012      14,769,131
Other                               2,243,558         317,094
                                   34,441,660      31,202,116
                                 $246,468,502    $227,249,820


CAPITALIZATION & LIABILITIES

CAPITALIZATION (See Statements):
Common equity                    $ 89,620,601    $ 86,170,013
Long-term debt                     76,620,334      73,100,000
                                  166,240,935     159,270,013
MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARY             1,255,633          --

CURRENT LIABILITIES:
Outstanding checks in
 excess of cash balances              154,601       3,034,793
Current maturities of
 long-term obligations              1,339,538          --
Accounts payable                   11,798,833       8,839,419
Notes payable                       3,196,231          --
Accrued income & general taxes      5,047,579         511,474
Accrued interest                    1,357,106       1,961,526
Accrued vacation                    1,292,806       1,119,376
Dividends declared                  1,924,280          --
Other                                 561,871         422,907
                                   26,672,845      15,889,495

DEFERRED CREDITS AND
NON-CURRENT LIABILITIES:
Capital lease obligations           3,138,907       3,270,593
Deferred income taxes              29,184,225      28,734,335
Investment tax credit               4,197,467       4,502,729
Accrued claims and benefits         1,646,101       1,749,015
Deferred revenues                   2,284,057       2,372,348
Regulatory liabilities              9,416,766       9,416,766
Other                               2,431,566       2,044,526
                                   52,299,089      52,090,312
                                 $246,468,502    $227,249,820

                   See Notes to Consolidated Financial Statements.





                        ST. JOSEPH LIGHT & POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                              September 30,       December 31,
                                  1997               1996
                                        (Unaudited)
COMMON EQUITY:
Common stock--authorized
 250,000,000 shares, without par
 value,issued 9,252,748 shares   $ 33,816,099    $ 33,816,099
Retained earnings                  69,528,676      67,532,568
Other paid-in capital               1,170,551         816,995
Less-treasury stock, at cost,
 1,234,915 and 1,326,272 shares   (14,894,725)    (15,995,649)
                                   89,620,601      86,170,013

LONG-TERM DEBT:
First mortgage bonds -
 9.44% series due
 February 1, 2021                  22,500,000      22,500,000

Unsecured pollution control
 revenue bonds-5.85% series
 due February 1, 2013               5,600,000       5,600,000

Medium-term notes-
5.77% due December 8, 1998          5,000,000       5,000,000
7.13% due November 29, 2013         1,000,000       1,000,000
7.16% due November 29, 2013         9,000,000       9,000,000
7.17% due December 1, 2023          7,000,000       7,000,000
7.33% due November 30, 2023         3,000,000       3,000,000
8.36% due March 15, 2005           20,000,000      20,000,000

                                   45,000,000      45,000,000

Other long-term debt                4,859,872          --

Less current maturities            (1,339,538)         --
                                   76,620,334      73,100,000

Total Capitalization             $166,240,935    $159,270,013



               See Notes to Consolidated Financial Statements.





                      ST. JOSEPH LIGHT & POWER COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)

                                     Three Months Ended
                                        September 30

                                     1997           1996

Balance at beginning of period    $67,976,664    $65,518,590
Net income                          5,394,908      5,260,106
                                   73,371,572     70,778,696
Less-dividends on common stock     (3,842,896)    (3,707,100)

Balance at end of period          $69,528,676    $67,071,596



                                     Nine Months Ended
                                       September 30

                                    1997            1996

Balance at beginning of period    $67,532,568    $64,560,183
Net Income                          9,654,061      9,895,685
                                   77,186,629     74,455,868
Less-dividends on common stock     (7,657,953)    (7,384,272)

Balance at end of period          $69,528,676    $67,071,596


              See Notes to Consolidated Financial Statements.






                      ST. JOSEPH LIGHT & POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                        Nine Months
                                      Ended September 30
                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                        $ 9,654,061     $ 9,895,685
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation                        8,217,415       7,813,451
Pension expense                    (1,463,498)     (1,319,488)

Deferred taxes and investment
 credit                               144,628         385,148
Allowance for equity funds used
 during construction                  (81,750)       (258,915)
Net changes in working capital items
 not considered elsewhere:
Accounts receivable and accrued
 utility revenues                  (1,608,186)       (530,810)
Fuel                               (1,010,820)        994,631
Accounts payable and outstanding
 checks                            (5,538,274)     (5,314,838)
Accrued income and general taxes    4,536,105       3,617,142
Other, net                         (2,174,645)     (1,494,524)
Net changes in regulatory
 assets and liabilities               358,119        (159,149)
Net changes in other assets
 and liabilities                       99,872        (130,713)
Net cash provided by
 operating activities              11,133,027      13,497,620


CASH FLOWS FROM INVESTING ACTIVITIES:
Gross additions to plant           (8,662,096)     (9,992,648)
Allowance for borrowed funds used
 during construction                   47,755         178,921
Investments                         2,649,734         970,959
Other                                 (51,085)         79,994
Net cash provided by (used in)
 investing activities              (6,015,692)     (8,762,774)


CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable increase                112,825              --
Principal payments under capital
 lease obligations                   (131,686)         (86,420)
Long-term debt retired               (770,960)             --
Common stock purchased                 (4,025)         (17,446)
Common stock issued                 1,458,504        1,062,718
Dividends paid                     (5,733,673)      (5,527,824)
Net cash used in financing
 activities                        (5,069,015)      (4,568,972)


NET INCREASE IN CASH
 AND CASH EQUIVALENTS                  48,320          165,874

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  688,466          287,319
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $ 736,786        $ 453,193

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid during the period for:
Interest                          $ 5,335,314      $ 5,006,918
Income taxes                      $ 3,167,960      $ 3,330,000


For purposes of the Consolidated Statements of Cash Flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


                  See Notes to Consolidated Financial Statement.





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

The results for the nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year 1997.


2) ACQUISITION

Effective May 31, 1997, SJLP Inc. acquired a controlling interest in Percy Kent Bag Co., Inc. (Percy Kent). Percy Kent designs and manufactures multiwall and small paper bags primarily for food products, agricultural products, specialty chemicals, pet foods and other consumer packaging companies throughout the United States. The acquisition has been accounted for as a purchase. Acquired goodwill of $1,477,000 is included in other deferred charges in the accompanying balance sheet and is being amortized on the straight-line basis over 15 years.




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

SJLP Inc. was formed to pursue investments in non-utility areas. Its operations were not material to the Company's financial position or results of operations. For the quarter and nine months, the subsidiary had losses of three cents and four cents, respectively, per common share, primarily attributable to restructuring costs associated with the June 1997 acquisition of a controlling interest in Percy Kent Bag Co., Inc. (Percy
Kent).



RESULTS OF OPERATIONS

Comparison of the quarters ended September 30, 1997 and 1996

Electric retail and other revenues increased 10% for the quarter, while sales increased 8%. Warmer summer temperatures compared to the abnormally cool summer of 1996 resulted in an 8% increase in sales to residential customers. Sales to commercial and industrial customers also expanded by 8% reflecting the continued economic growth in the Company's service territory. Sales for resale increased reflecting strong demand from regional utilities and energy marketers for low-cost power.

Other utility operating revenues decreased for both the natural gas and industrial steam operations. While sales of natural gas remained stable, revenues decreased slightly reflecting lower market prices for natural gas which are passed on to customers through the Purchased Gas Adjustment
(PGA). Lower sales to a major steam customer resulted in reduced industrial steam revenues for the period.

Manufacturing revenues and related manufacturing cost of goods sold reflect the operations of Percy Kent.

Total energy costs (production fuel and purchased power) increased 5% primarily due to higher electric sales. Partially offsetting the increase were lower per unit coal costs at the Lake Road plant due to the blending of lower cost, low-sulfur coal. Increased generation at the Lake Road plant also replaced more expensive purchased power.

Gas purchased for resale decreased reflecting the lower market price for natural gas.

The increase in other operations is primarily attributable to administrative expenses of Percy Kent and increased health care costs.

The increase in interest charges on long-term debt and other interest is a result of interest expense on Percy Kent's borrowings.

Comparison of the nine months ended September 30, 1997 and 1996

Both electric retail and other revenues and sales increased 3% for the period. The increase was led by a 4% growth in sales to commercial and industrial customers, indicating an expanding economy. Sales to residential customers also increased primarily due to increased cooling requirements during the summer months. Sales for resale increased for the period reflecting greater demand from regional utilities and energy marketers for low cost power.

Other utility operating revenue increased 1% primarily due to a 7% increase in natural gas revenues. The increase in natural gas revenues and related gas purchased for resale reflects the significantly higher winter prices for natural gas which are passed on to customers through the PGA. Natural gas sales for the period decreased 9% primarily due to warmer than normal weather conditions. The natural gas revenue increase was partially offset by reduced industrial steam revenues and sales due to lower customer requirements.

Manufacturing revenues and related manufacturing cost of goods sold are attributable to Percy Kent, whose operating results from June through September 1997 are included in the Company's consolidated financial statements.

Total energy costs decreased slightly despite an increase in total energy requirements. The decrease in costs is primarily attributable to lower coal costs at the Lake Road plant which resulted in increased generation replacing more expensive purchased power.

The increase in other operations is primarily attributable to administrative expenses of Percy Kent.

The increase in interest expense is due to interest charges for Percy Kent borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $3.7 million in cash and temporary investments. The Company also has bank credit arrangements of $5.5 million in conventional lines of credit with no borrowings outstanding under these agreements at September 30, 1997.

Financial coverages are at levels in excess of those required for issuance of debt and preferred stock. In October 1997, Standard and Poors upgraded the Company's senior secured debt rating from A- to A.

Capital expenditures, net of allowance for funds used during construction and including non-utility investments, are currently projected to be $6.2 million for the remainder of 1997 and about $77.0 million for the remainder of the five-year period ending 2001. The Company expects to finance these expenditures through internally generated funds and the issuance of short-term debt and common equity.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None.


Item 2.  Changes in the Rights of the Company's Security Holders

          None.


Item 3.  Default Upon Senior Securities

          None.


Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

         a. Richard M. Burridge resigned from the board of directors effective October 31, 1997 for personal reasons. The board of directors expects to select a replacement at the November 19, 1997 board meeting.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. No Current Report on Form 8-K was filed during the quarter ended September 30, 1997.

                                SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ST. JOSEPH LIGHT & POWER COMPANY
                                        (Registrant)



Dated: November 12, 1997
                              /s/ L. J. Stoll
                                  L. J. STOLL
                                  Vice President-Finance, Treasurer
                                  and Assistant Secretary
                                 (Duly Authorized Officer)