Form 10-K405
period 1997-12-31
ST JOSEPH LIGHT & POWER CO
filed 1998-03-24
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER:  1-3576


                ST. JOSEPH LIGHT & POWER COMPANY
     (Exact name of registrant as specified in its charter)

       STATE OF MISSOURI                      44-0419850
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

   520 FRANCIS STREET, P. O. BOX 998
         ST. JOSEPH, MISSOURI                 64502-0998
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:(816) 233-8888

   Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
   COMMON STOCK,                  NEW YORK STOCK EXCHANGE
 WITHOUT PAR VALUE

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York
Stock Exchange at February 28, 1998, was $146,792,513.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK,
WITHOUT PAR VALUE                      8,071,066 SHARES
    (Class)                    (Outstanding at February 28, 1998)

               DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
  Portions of the 1998 Definitive Proxy Statement for the 1998 annual meeting are incorporated by reference into Part III, excluding therefrom the sections titled "Report of Compensation Committee" and "Cumulative Total Shareholder Return."
  The 1997 Annual Report to Shareholders and the 1997 Definitive Proxy Statement will be mailed to shareholders on or about April 10, 1998.

=================================================================

                ST. JOSEPH LIGHT & POWER COMPANY

                             PART I


ITEM 1 - BUSINESS.

   St. Joseph Light & Power Company is a Missouri corporation, incorporated in 1895. SJLP Inc., its wholly owned subsidiary, was formed in September 1996 to pursue investments in non-utility areas. Collectively, these entities are referred to as the "Company."

   The Company is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarters city, and 52 other incorporated communities and the intervening rural territory. The service area contains approximately 3,300 square miles. At December 31, 1997, there were approximately 61,000 electric customers. In 1997, electric revenues accounted for 75% of total operating revenues. Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest Missouri. Natural gas revenues accounted for 5% of total operating revenues in 1997. Currently there are about 6,400 natural gas customers. The Company supplies industrial steam to six customers in St. Joseph. Industrial steam revenues accounted for 5% of total operating revenues in 1997.

   Effective May 31, 1997, SJLP Inc. acquired a controlling interest in Percy Kent, a manufacturer of multiwall and small paper bags, primarily for food products, agricultural products, specialty chemicals, pet foods and other consumer packaging companies throughout the United States. In 1997, manufacturing revenues accounted for 15% of total operating revenues.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

   The Company's principal fuel for electric generation is coal.
Small amounts of natural gas and oil are also used. During 1997, fuels utilized for electric generation consisted of 94% coal, 3% oil and 3% gas.

   The Company, Kansas City Power & Light Company (KCP&L) and The Empire District Electric Company (EDE), the joint owners of the Iatan plant, have a twenty-year agreement with a Wyoming mine for low sulfur western coal. The agreement provides for approximately two million tons of coal per year through 2003. The coal is delivered by rail under an agreement which extends through 2000. The remainder of the coal requirements at the Iatan plant are met with spot purchases.

   Management anticipates meeting coal requirements for the Lake Road plant in 1998 with present inventory, short-term contracts and spot purchases. The Company's rail contract provides for a minimum of 180,000 tons per year and expires at the end of 2001. Natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through spot purchases.

   The Company acquires its natural gas for resale on the open market and with short-term contracts. An agreement with ANR Pipeline Company provides natural gas storage and transportation services until 2003. Management believes the arrangement is sufficient to fulfill its natural gas requirements.

                ST. JOSEPH LIGHT & POWER COMPANY

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

   The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also compare very favorably with other investor-owned utilities in the region. Further competition information is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1997 Annual Report to Shareholders, pages 10-15, which is Exhibit 13 hereto.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

   This information is incorporated by reference to Note 8 of the Notes to Consolidated Financial Statements in the 1997 Annual
Report to Shareholders, page 27, which is Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

   This information is incorporated by reference to Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the 1997 Annual Report to Shareholders, pages 10-
15, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.

   There were 342 full time employees and 7 part time employees at December 31, 1997.


ITEM 2 - PROPERTIES.

   The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's 18% share of this plant is 121 megawatts
(mw) of net capability. Refer to "Jointly Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders, page 22, which is Exhibit 13 hereto.

   The Company owns the Lake Road generating station in St.
Joseph, Missouri with an aggregate net capability of 257 mw
(summer rating), of which 107 mw is coal-fired and 150 mw utilize natural gas and oil.

                ST. JOSEPH LIGHT & POWER COMPANY

   The Company owns a 62-mile segment of a 582 mile, 345 KV transmission line connecting utilities from Kansas City, Missouri to Minneapolis, Minnesota. A second 345 KV line, 23 miles in length, is used as a tie-line for two neighboring utilities, one of which pays all fixed and operating costs. The Company also owns 32 miles of 345 KV line connecting the Iatan generating plant with the Company's system. In addition, the Company constructed, with six other regional utilities, a 103-mile, 345 KV transmission line, primarily in northwest Missouri, to strengthen the interconnection network. The line provides a high capacity interconnection facility directly linking the electric transmission systems of Nebraska Public Power District, Associated Electric Cooperative of Springfield, Missouri, and St. Joseph Light & Power Company. The Company has 97 miles of 161 KV transmission line which serves as the "backbone" for its internal transmission/distribution system, and owns the necessary lower voltage distribution lines, distribution substations, transformers and equipment required to provide service in its territory.

ITEM 3 - LEGAL PROCEEDINGS.

   Certain legal actions are pending which, in management's opinion, are not expected to materially affect the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following are the executive officers of the Company:

T. F. STEINBECKER, President. Age 52. BSBA and MBA, University of Missouri and CPA. Employed by the Company in 1975;
     executive capacity since 1976; present position since May
     1986.

G. L. MYERS, Vice President, General Counsel and Secretary.  Age
     44. AB, Washington University. JD, University of Missouri-Kansas City. Employed by the Company and executive capacity since 1979; General Counsel and Secretary from May 1989 - January 1996; present position since February 1996.

L. J. STOLL, Vice President--Finance, Treasurer and Assistant Secretary. Age 45. BSBA, Missouri Western State College. MBA, Northwest Missouri State University. Employed by the Company in 1975; executive capacity since 1980; present position since May 1986.

J. A. STUART, Vice President--Customer Services and Energy Delivery. Age 44. BSEE, California Polytechnic State University. Employed by the Company in present position since 1994. Prior positions include Senior Operations Consultant, Pacific Gas and Electric Company, June 1993-March 1994, and Gas and Electric Operations Manager, Pacific Gas and Electric Company, March 1991-June 1993.

D. V. SVUBA, Vice President--Energy Supply.  Age 55.  BSEE, Iowa
     State University. MSEE, University of Missouri. Employed by the Company in 1966; executive capacity since 1990;
     present position since November 1990.

   Each officer is covered by a three-year employment agreement.
There are no family relationships between any officers of the Company.

                ST. JOSEPH LIGHT & POWER COMPANY

                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

   Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1997 Annual Report to Shareholders, pages 9 and 33, which is
Exhibit 13 hereto.

   There were 4,584 holders of record of the Company's common stock as of February 3, 1998, the record date fixed for the dividend paid on February 18, 1998.

ITEM 6 - SELECTED FINANCIAL DATA.

   This information is incorporated by reference to the 1997
Annual Report to Shareholders, page 9, which is Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

   This information is incorporated by reference to the 1997
Annual Report to Shareholders, pages 10-15, which is Exhibit 13 hereto.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   This information is incorporated by reference to the 1997
Annual Report to Shareholders, pages 16-29, which is Exhibit 13 hereto.

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

                ST. JOSEPH LIGHT & POWER COMPANY

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   Item 12 is not answered for the reason that the registrant will, within 120 days after the close of the fiscal year, file with the Securities and Exchange Commission a "Definitive Proxy Statement" pursuant to Regulation 14A of the Securities Exchange Act of 1934. The information required is incorporated by reference to such Definitive Proxy Statement.

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


                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

Financial Statements:

   This information is incorporated by reference (as set forth below) to the 1997 Annual Report to Shareholders, which is
Exhibit 13 hereto.

   Consolidated Statements of Income, page 16
   Consolidated Balance Sheets, page 17
   Consolidated Statements of Capitalization, pages 18-19
   Consolidated Statements of Retained Earnings, page 19
   Consolidated Statements of Cash Flows, page 20
   Consolidated Statements of Taxes, page 21
   Notes to Consolidated Financial Statements, pages 22-28
   Responsibility for Financial Statements, page 29
   Report of Independent Public Accountants, page 29


FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts - For the years ended December 31, 1997, 1996 and 1995 (page 10).

   Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.

                ST. JOSEPH LIGHT & POWER COMPANY

LIST OF EXHIBITS:
Exhibit  3 (a) - Restated Articles of Incorporation adopted on
                May 20, 1987, which are incorporated by
                reference to page 16 of the 1987 Form 10-K.

           (b) - * By-laws of Company as amended on March 19,
                1997.

Exhibit  4 (a) - Indenture of Mortgage and Deed of Trust dated
                April 1, 1946, between the Company and Harris Trust and Savings Bank and Bartlett Boder, Trustee which is incorporated by reference to Exhibit(b)(1)-C in File No.2-62825.

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

           (b) - Coal Supply Agreement between Atlantic
                Richfield Company, Seller, and Kansas City Power
                & Light Company, St. Joseph Light & Power
                Company and The Empire District Company, Buyers.
                This exhibit is incorporated by reference to page 17 of the 1983 Form 10-K.

           (c) - CFSI Agreement which is incorporated by reference to page 17 of the 1989 Form 10-K.

           (d) - ** Form of Key Management Employment Agreements which is incorporated by reference to page 18 of the 1990 Form 10-K. Amendment to Key Management Employment Agreements as amended on December 1, 1993, which is incorporated by reference to page 18 of the 1993 Form 10-K.

           (e) - Directors Indemnification Agreement, which is incorporated by reference to page 19 of the 1993
                Form 10-K.

           (f) - ** Supplemental Executive Retirement Plan which is incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November 17, 1993, which is incorporated by reference to page 20 of the 1993 Form 10-K.

                ST. JOSEPH LIGHT & POWER COMPANY

           (g) - Gas Service Agreements with ANR Piepline
                Company, which are incorporated by reference to page 21 of the 1993 Form 10-K.

           (h) - *
                ** Long-Term Incentive Plan (Amended and
                Restated)

           (i) - ** Long-Term Stock Incentive Plan for Non-
                Employee Directors, which is incorporated by reference to Exhibit 10(I) to the 1996 Form 10-
                K.

           (j) - Purchased power agreemetn with Nebraska Public
                Power District, which is incorporated by reference to Exhibit 10(j) to the 1996 Form 10-
                K.

           (k) - *
                ** Officers' Annual Bonus Plan.

Exhibit 13     - * The 1997 Annual Report to Shareholders.

Exhibit 21     - * Subsidiaries of Registrant.

Exhibit 23     - * Consent of Independent Public Accountants.

Exhibit 27     - * Financial Data Schedule.

                 * Filed herewith.
                ** Exhibits marked with a double asterisk related
                  to management contracts or compensatory
                  arrangements.

REPORTS ON FORM 8-K:

No Current Report on Form 8-K was filed during the quarter ended
December 31, 1997.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:
   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in St. Joseph Light & Power Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Kansas City, Missouri,
January 23, 1998

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

                                 ST. JOSEPH LIGHT & POWER COMPANY
                                           (Registrant)


March 18, 1998                            By /s/ T.F. Steinbecker
                                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Terry F. Steinbecker President & Director      March 18, 1998
                        (Chief Executive Officer)


/s/ Larry J. Stoll       Vice-President-Finance,   March 18, 1998
                         Treasurer & Assistant
                         Secretary (Principal
                         Financial & Accounting
                         Officer)


/s/ J.P. Barclay, Jr.    Director                  March 18, 1998



/s/ D.A. Beck            Director                  March 18, 1998



/s/ D.A. Burkhardt       Director                  March 18, 1998



/s/ J.P. Carolus         Director                  March 18, 1998



/s/ W.J. Gremp           Director                  March 18, 1998



/s/ D.W. Shinneman       Director                  March 18, 1998



/s/ R.L. Simpson         Director                  March 18, 1998



/s/ G.R. Sprong          Director                  March 18, 1998

                                                                     Schedule II


                          ST. JOSEPH LIGHT & POWER CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


          COLUMN A             COLUMN B              COLUMN C              COLUMN D      COLUMN E

                                                     Additions
                                                                          Deductions
                                            ------------- -------------  for Purposes
                              Balance at                                   for Which
                              Begininning    Charged to    Charged to    Reserves Were  Balance at
        Description             of Year        Expense    Construction      Created     End of Year
---------------------------- -------------  ------------- -------------  ------------- -------------
Valuation accounts deducted
from assets to which they
apply -

 Accumulated Provision for
  Uncollectible Accounts:

     December 31, 1997       $  232,018     $  218,224    $        0     $  180,214(1) $  270,028
     December 31, 1996       $  324,130     $  191,624    $        0     $  283,736(2) $  232,018
     December 31, 1995       $  339,147     $  161,156    $        0     $  176,173(3) $  324,130

Other reserves -

 Accumulated Provision for
   Injuries and Damages:

     December 31, 1997       $  392,547     $   81,304    $   14,219     $  131,040    $  357,029
     December 31, 1996       $  362,395     $   88,920    $    5,394     $   64,162    $  392,547
     December 31, 1995       $  299,193     $  394,414    $   46,845     $  378,057    $  362,395

 Accumulated Provision for
       Major Medical:

     December 31, 1997       $    5,525     $1,262,902    $  297,971     $1,460,873    $  105,525
     December 31, 1996       $    5,525     $  830,819    $  170,167     $1,000,986    $    5,525
     December 31, 1995       $    5,525     $  622,163    $  128,037     $  750,200    $    5,525

 Accumulated Provision for
   Other Post Employment
         Benefits:

     December 31, 1997       $1,356,468     $  996,974    $  198,567     $1,208,615    $1,343,394(4)
     December 31, 1996       $1,336,809     $1,020,914    $  202,121     $1,203,376    $1,356,468(5)
     December 31, 1995       $1,290,991     $1,030,996    $  182,061     $1,167,239    $1,336,809(6)

(1) Net of $204,682 recovery on accounts previously charged off and $75,000 reserve of Percy Kent Bag Co., Inc. on acquisition date.
(2) Net of $143,935 recovery on accounts previously charged off.
(3) Net of $128,419 recovery on accounts previously charged off.
(4) Includes Iatan reserve of $172,272.
(5) Includes Iatan reserve of $139,157.
(6) Includes Iatan reserve of $133,845.
