Form 10-Q
period 1998-03-31
ST JOSEPH LIGHT & POWER CO
filed 1998-05-14
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number    1-3576


                ST. JOSEPH LIGHT & POWER COMPANY
  (Exact name of registrant as specified in its charter)


      State of Missouri                        44-0419850
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


   520 Francis Street, P. O. Box 998             64502-0998
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: (816)233-8888


                          -------------
Former name, former address and former fiscal year, if changed since last report.


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

Common Stock, without par value           8,081,311 shares
          (Class)                 (Outstanding at April 30, 1998)

=================================================================

                ST. JOSEPH LIGHT & POWER COMPANY


                              INDEX


                                                      Page Number

Part I. Financial Information

Item 1.Consolidated Financial Statements:

Statements of Income.......................................3

Balance Sheets.............................................4

Statements of Capitalization...............................5

Statements of Retained Earnings............................5

Statements of Cash Flows...................................6

Notes to Consolidated Financial Statements.................7

Item 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations..............8

Part II. Other Information

Item 1.Legal Proceedings..................................10

Item 2.Changes in the Rights of the Company's
Security Holders..........................................10

Item 3.Default Upon Senior Securities.....................10

Item 4.Submission of Matters to a Vote of
Security Holders..........................................10

Item 5.Other Information..................................10

Item 6.Exhibits and Reports on Forms 8-K..................10

Signature.................................................11


                 PART I.   FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                ST. JOSEPH LIGHT & POWER COMPANY

                CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                       1998                  1997
OPERATING REVENUES:
    Electric utility                               $19,159,974           $18,958,974
    Other utility                                    3,974,752             4,551,512
    Manufacturing                                    6,582,284                    --
                                                    29,717,010            23,510,486
OPERATING EXPENSES:
    Production fuel                                  4,832,785             4,625,527
    Purchased power                                  1,527,810             1,730,837
    Gas purchased for resale                         1,371,944             1,844,589
    Manufacturing cost of goods sold                 5,375,230                    --
    Other operations                                 5,614,484             4,965,170
    Maintenance                                      1,412,619             1,541,455
    Depreciation                                     2,833,513             2,696,599
    Taxes other than income taxes                    1,749,907             1,741,675
                                                    24,718,292            19,145,852
OPERATING INCOME                                     4,998,718             4,364,634

INTEREST CHARGES (Net)                               1,702,309             1,486,429

OTHER INCOME (Net)                                     392,888                76,745

INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                           3,689,297             2,954,950

INCOME TAXES                                         1,180,980               964,364

INCOME BEFORE MINORITY INTEREST                      2,508,317             1,990,586

MINORITY INTEREST IN INCOME OF
  SUBSIDIARY                                           107,016                    --

NET INCOME                                         $ 2,401,301           $ 1,990,586

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                        8,056,020             7,940,138

BASIC AND DILUTED EARNINGS PER AVERAGE
  COMMON SHARE                                           $0.30                 $0.25

DIVIDENDS PAID PER COMMON SHARE                         $0.245                 $0.24


         See Notes to Consolidated Financial Statements


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                         March 31,
                                           1998          December 31,
                                        (Unaudited)          1997
A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant            $ 310,424,530     $ 309,027,825
    Other                                19,187,317        18,865,038
                                        329,611,847       327,892,863
    Less - Reserves for depreciation   (159,039,093)     (157,127,144)
                                        170,572,754       170,765,719
    Construction work in progress         6,123,846         6,086,063
                                        176,696,600       176,851,782

OTHER INVESTMENTS                         3,760,412         3,477,351

CURRENT ASSETS:
    Cash and cash equivalents               333,804           350,385
    Temporary investments                   600,977         1,649,413
    Receivables, net of reserves          8,972,888         9,819,655
    Accrued utility revenue               3,125,737         3,286,867
    Manufacturing inventories             3,113,543         3,570,559
    Fuel                                  2,395,650         3,007,565
    Materials and supplies                5,733,989         5,778,192
    Prepayments and other                   718,141         1,626,739
                                         24,994,729        29,089,375
DEFERRED CHARGES:
    Debt expense                          1,532,236         1,570,970
    Lease payments receivable             3,258,206         3,289,070
    Prepaid pension expense              14,284,092        13,571,592
    Regulatory assets                    13,813,611        13,939,598
    Other                                 2,238,688         1,979,390
                                         35,126,833        34,350,620
                                      $ 240,578,574     $ 243,769,128

C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $ 90,261,776     $ 91,167,951
    Long-term debt                       70,028,748       68,744,804
                                        160,290,524      159,912,755

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                              1,405,092        1,298,076

CURRENT LIABILITIES:
    Outstanding checks in excess of
      cash balances                         407,468        3,288,237
    Current maturities of long-term
      obligations                         7,231,019        8,628,004
    Accounts payable                      8,760,607       11,399,497
    Notes payable                         2,598,487        2,620,719
    Accrued income and general taxes      1,885,478          735,210
    Accrued interest                      1,350,075        1,960,463
    Accrued vacation                      1,359,139        1,153,889
    Dividends declared                    1,981,997               --
    Other                                   506,046          564,865
                                         26,080,316       30,350,884

NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
    Capital lease obligations             3,046,962        3,093,360
    Deferred income taxes                30,117,568       29,635,113
    Investment tax credit                 3,994,470        4,095,882
    Accrued claims and benefits           1,927,038        1,744,112
    Deferred revenues                     2,225,394        2,254,705
    Regulatory liabilities                8,970,205        8,970,205
    Other                                 2,521,005        2,414,036
                                         52,802,642       52,207,413
                                       $240,578,574     $243,769,128

                 See Notes to Consolidated Financial Statements


                              ST. JOSEPH LIGHT & POWER COMPANY
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                        March 31,
                                                          1998         December 31,
                                                       (Unaudited)         1997
        COMMON EQUITY:
           Common stock--authorized 25,000,000
             shares, without par value, issued
             9,252,748 shares                          $33,816,099      $33,816,099
            Retained earnings                           69,162,303       70,714,339
            Other paid-in capital                        1,437,001        1,251,180
            Less--treasury stock, at cost, 1,172,965
              and 1,211,110 shares                     (14,153,627)     (14,613,667)
                                                        90,261,776       91,167,951

        LONG-TERM DEBT:
            First mortgage bonds -
              9.44% series due February 1, 2021         22,500,000       22,500,000
            Unsecured pollution control revenue bonds-
              5.85% series due February 1, 2013          5,600,000        5,600,000
            Medium-term notes-
              5.77% due December 8, 1998                 5,000,000        5,000,000
              7.13% due November 29, 2013                1,000,000        1,000,000
              7.16% due November 29, 2013                9,000,000        9,000,000
              7.17% due December 1, 2023                 7,000,000        7,000,000
              7.33% due November 30, 2023                3,000,000        3,000,000
              8.36% due March 15, 2005                  20,000,000       20,000,000
                                                        45,000,000       45,000,000

            Other long-term debt                         4,159,767        4,272,808

            Less current maturities                     (7,231,019)      (8,628,004)
                                                        70,028,748       68,744,804
                Total capitalization                 $ 160,290,524    $ 159,912,755



                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                       (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                          1998           1997

        Balance at beginning of period                $ 70,714,339     $ 67,532,568
        Net income                                       2,401,301        1,990,586
                                                        73,115,640       69,523,154
        Less-dividends on common stock                  (3,953,337)      (3,814,752)

        Balance at end of period                      $ 69,162,303     $ 65,708,402


                 See Notes to Consolidated Financial Statements


                       ST. JOSEPH LIGHT & POWER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Three Months Ended
                                                          March 31
                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 2,401,301   $ 1,990,586
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                3,012,787     2,696,599
       Pension expense                              (563,516)     (468,584)
       Deferred taxes and investment credit          381,043       102,861
       Allowance for equity funds used during
         construction                                (34,969)      (23,196)
   Net changes in working capital items
     not considered elsewhere:
       Accounts receivable and accrued utility
         revenues                                  1,007,897     1,429,046
       Inventories                                 1,113,134      (241,546)
       Accounts payable and outstanding
         checks                                   (5,519,659)   (5,451,130)
       Accrued income and general taxes            1,150,268     1,552,954
       Other, net                                    444,641        37,114
   Net change in regulatory assets and
     liabilities                                     125,987       121,480
   Net changes in other assets and
     liabilities                                     (94,402)     (220,601)
         Net cash provided by operating
           activities                              3,424,512     1,525,583


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant                             (2,734,287)   (1,694,849)
   Allowance for borrowed funds used during
     construction                                     20,273        13,547
   Investments                                       765,375     1,244,726
   Other                                              14,696         9,649
        Net cash used in investing activities     (1,933,943)     (426,927)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable decrease                            (22,232)           --
   Principal payments under capital lease
     obligations                                     (46,398)      (43,085)
   Long-term debt retired                           (113,041)           --
   Common stock purchased                                 --        (3,431)
   Common stock issued                               645,860       641,221
   Dividends paid                                 (1,971,339)   (1,902,630)
         Net cash used in financing activities    (1,507,150)   (1,307,925)

NET INCREASE IN CASH AND CASH EQUIVALENTS            (16,581)     (209,269)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     350,385       688,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   333,804   $   479,197


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 2,302,444   $ 2,079,500
     Income taxes (net of refunds)               $   404,945   $    45,000


For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                   See Notes to Consolidated Financial Statements

                ST. JOSEPH LIGHT & POWER COMPANY


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include St. Joseph Light & Power Company and its wholly owned subsidiary, SJLP Inc., and its subsidiary, Percy
Kent Bag Co., Inc. Collectively, these entities are referred to herein as the "Company." All significant intercompany transactions have been eliminated.

GENERAL: The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

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

The results for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year 1998.

Reclassifications: Certain reclassifications have been made in the financial statements to enhance comparability.

(2) BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the period.
There were no significant amounts of dilutive securities outstanding for the March 31, 1997 and 1998 periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report on Form 10-K.

The Company is engaged primarily in the business of generating and distributing electric energy in a ten-county area of northwestern Missouri. It also sells natural gas and industrial steam in limited areas. In the electric utility industry, results of operations generally show a seasonal pattern of higher revenues and earnings in the third quarter due to weather.

SJLP Inc. was formed to pursue unregulated investments.
Effective May 31, 1997, SJLP Inc. acquired controlling interest in Percy Kent Bag Co., Inc. (Percy Kent), a manufacturer of multiwall and small paper bags. For the quarter, SJLP Inc.
contributed one cent of earnings per share.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

Electric operating revenues increased 1% for the quarter with sales remaining basically stable. Sales to the residential class decreased 1% primarily due to warmer than normal winter temperatures. Offsetting the decrease was a 1% increase in sales to commercial and industrial customers reflecting the continued economic growth in the Company's service territory. Mild winter temperatures also reduced the demand for sales for resale to regional utilities.

Other utility revenues decreased 13% primarily due to the natural gas segment. Natural gas revenues and related gas purchased for resale were down reflecting reduced heating requirements and lower market prices for natural gas which are passed on to customers through the Purchased Gas Adjustment.

Manufacturing revenues and related manufacturing cost of goods sold reflect the operations of Percy Kent, acquired May 31, 1997.

Total energy costs (production fuel and purchased power) remained stable. Lower coal costs at the Lake Road plant resulted in increased generation at the plant replacing more expense purchased power. Offsetting gains from the Lake Road plant were higher market prices for purchased power.

The increase in other operations reflects the operations of Percy
Kent.

Maintenance expense decreased primarily due to a favorable litigation settlement with a vendor.

Increased depreciation expense is the result of higher depreciable plant balances, as well as the inclusion of depreciation related to Percy Kent.

The increase in interest expense is due to Percy Kent borrowings.

Other income increased significantly as a result of higher investment earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong positive cash flow. Financial coverages are at levels in excess of those required for the issuance of debt and preferred stock. At March 31, 1998, the Company had $.9 million in cash and temporary investments.

The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At March 31, 1998, the Company had available lines of credit of $5.5 million. In addition, the Company's consolidated subsidiaries' secured credit agreements had available balances of $.1 million.

Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $13.9 million for the remainder of 1998 and about $70.5 million for the remainder of the five-year period ending 2002. The Company expects to finance these expenditures primarily through internally generated funds supplemented by external financing as necessary.


FORWARD LOOKING INFORMATION

This quarterly report contains forward looking information that is intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, actual results could differ materially from those currently anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the effects of regulatory actions, competition, future economic conditions, and weather.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None.


Item 2.  Changes in the Rights of the Company's Security Holders

     None.


Item 3.  Default Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibit 27 - Financial Data Schedule

     b. No Current Report on Form 8-K was filed during the quarter ended March 31, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ST. JOSEPH LIGHT & POWER COMPANY
                                          (Registrant)



Dated:  May 14, 1998                     /s/ L. J. STOLL
                                Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)