Form 10-Q
period 1998-06-30
ST JOSEPH LIGHT & POWER CO
filed 1998-08-14
CIK 86251

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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



                      --------------------
Former name, former address and former fiscal year, if changed since last report.


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

Common Stock, without par value           8,106,419 shares
          (Class)                  (Outstanding at July 31, 1998)

                ST. JOSEPH LIGHT & POWER COMPANY


                              INDEX


                                                      Page Number

Part I. Financial Information

Item 1. Consolidated Financial Statements:

Statements of Income............................................3

Balance Sheets..................................................4

Statements of Capitalization....................................5

Statements of Retained Earnings.................................5

Statements of Cash Flows........................................6

Notes to Consolidated Financial Statements......................7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................8

Part II. Other Information

Item 1. Legal Proceedings......................................11

Item 2. Changes in the Rights of the Company's Security
        Holders................................................11

Item 3. Default Upon Senior Securities.........................11

Item 4. Submission of Matters to a Vote of Security Holders....11

Item 5. Other Information......................................11

Item 6. Exhibits and Reports on Forms 8-K......................11

Signature......................................................12


                      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                      ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                       Three Months Ended            Six Months Ended
                                             June 30                      June 30
                                       1998           1997          1998           1997
OPERATING REVENUES:
    Electric utility             $  22,304,549  $  20,887,102  $ 41,464,524  $ 39,846,076
    Other utility                    2,007,228      2,184,739     5,981,980     6,736,251
    Manufacturing                    5,743,768      2,127,233    12,326,052     2,127,233
                                    30,055,545     25,199,074    59,772,556    48,709,560
OPERATING EXPENSES:
    Production fuel                  4,540,926      4,166,070     9,373,711     8,791,597
    Purchased power                  2,676,257      2,116,515     4,204,066     3,847,352
    Gas purchased for resale           277,046        379,333     1,648,990     2,223,922
    Manufacturing cost of
      goods sold                     4,822,409      1,775,602    10,197,639     1,775,602
    Other operations                 5,918,422      4,852,421    11,532,905     9,817,591
    Maintenance                      2,309,096      2,391,444     3,721,715     3,932,899
    Depreciation                     2,867,325      2,731,565     5,700,838     5,428,164
    Taxes other than income
      taxes                          1,801,939      1,686,032     3,551,848     3,427,707
                                    25,213,420     20,098,982    49,931,712    39,244,834
OPERATING INCOME                     4,842,125      5,100,092     9,840,844     9,464,726

INTEREST CHARGES (Net)               1,774,503      1,571,547     3,476,812     3,057,976

OTHER INCOME (Net)                     121,521         43,820       514,409       120,565

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                  3,189,143      3,572,365     6,878,441     6,527,315

INCOME TAXES                         1,279,111      1,318,709     2,460,091     2,283,073

INCOME BEFORE MINORITY
  INTEREST                           1,910,032      2,253,656     4,418,350     4,244,242

MINORITY INTEREST IN INCOME OF
  SUBSIDIARY                           (80,164)       (14,911)       26,852       (14,911)

NET INCOME                       $   1,990,196  $   2,268,567  $  4,391,498   $ 4,259,153

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        8,092,173      7,979,852     8,074,196     7,960,105

BASIC AND DILUTED EARNINGS PER
  AVERAGE COMMON SHARE                   $0.25          $0.28         $0.54         $0.54

DIVIDENDS PAID PER COMMON
  SHARE                                 $0.245          $0.24         $0.49         $0.48



                 See Notes to Consolidated Financial Statements.


                        ST. JOSEPH LIGHT & POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                            June 30,
                                             1998          December 31,
                ASSETS                    (Unaudited)          1997
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   312,663,531  $   309,027,825
    Other                                   19,723,784       18,865,038
                                           332,387,315      327,892,863
    Less - Reserves for depreciation      (161,817,926)    (157,127,144)
                                           170,569,389      170,765,719
    Construction work in progress            7,840,630        6,086,063
                                           178,410,019      176,851,782

OTHER INVESTMENTS                            3,931,106        3,477,351

CURRENT ASSETS:
    Cash and cash equivalents                  915,970          350,385
    Temporary investments                        5,616        1,649,413
    Receivables, net of reserves            10,855,212        9,819,655
    Accrued utility revenue                  4,336,682        3,286,867
    Manufacturing inventories                2,925,257        3,570,559
    Fuel                                     2,855,911        3,007,565
    Materials and supplies                   5,467,269        5,778,192
    Prepayments and other                    2,076,117        1,626,739
                                            29,438,034       29,089,375
DEFERRED CHARGES:
    Debt expense                             1,422,360        1,570,970
    Lease payments receivable                3,227,341        3,289,070
    Prepaid pension expense                 14,993,909       13,571,592
    Regulatory assets                       13,690,864       13,939,598
    Other                                    2,177,692        1,979,390
                                            35,512,166       34,350,620
                                       $   247,291,325  $   243,769,128

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    92,725,055  $    91,167,951
    Long-term debt                          70,742,188       68,744,804
                                           163,467,243      159,912,755

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                 1,324,927        1,298,076

CURRENT LIABILITIES:
    Outstanding checks in excess of
      cash balances                                 --        3,288,237
    Current maturities of long-term
      obligations                            7,321,117        8,628,004
    Accounts payable                        10,760,361       11,399,497
    Notes payable                            5,733,567        2,620,719
    Accrued income and general taxes         2,293,140          735,210
    Accrued interest                         1,967,674        1,960,463
    Accrued vacation                         1,416,950        1,153,889
    Other                                      651,202          564,865
                                            30,144,011       30,350,884
  NON-CURRENT LIABILITIES AND DEFERRED
    CREDITS:
    Capital lease obligations                2,999,696        3,093,360
    Deferred income taxes                   30,096,244       29,635,113
    Investment tax credit                    3,893,058        4,095,882
    Accrued claims and benefits              1,149,535        1,744,112
    Deferred revenues                        2,196,125        2,254,705
    Regulatory liabilities                   8,970,205        8,970,205
    Other                                    3,050,281        2,414,036
                                            52,355,144       52,207,413
                                       $   247,291,325  $   243,769,128


                 See Notes to Consolidated Financial Statements.


                         ST. JOSEPH LIGHT & POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                  June 30,
                                                    1998        December 31,
                                                (Unaudited)         1997
   COMMON EQUITY:
     Common stock--authorized 25,000,000
       shares without par value issued
       9,252,748 shares                        $  33,816,099   $  33,816,099
     Retained earnings                            71,154,576      70,714,339
     Other paid-in capital                         1,600,163       1,251,180
     Less--treasury stock, at cost,
       1,147,939 and 1,211,110 shares            (13,845,783)    (14,613,667)
                                                  92,725,055      91,167,951

   LONG-TERM DEBT:
     First mortgage bonds-
       9.44% series due February 1, 2021          22,500,000      22,500,000

     Unsecured pollution control revenue
       bonds-
       5.85% series due February 1, 2013           5,600,000       5,600,000

     Medium-term notes-
       5.77% due December 8, 1998                  5,000,000       5,000,000
       7.13% due November 29, 2013                 1,000,000       1,000,000
       7.16% due November 29, 2013                 9,000,000       9,000,000
       7.17% due December 1, 2023                  7,000,000       7,000,000
       7.33% due November 30, 2023                 3,000,000       3,000,000
       8.36% due March 15, 2025                   20,000,000      20,000,000
                                                  45,000,000      45,000,000

     Other long-term debt                          4,963,305       4,272,808

     Less current maturities                      (7,321,117)     (8,628,004)
                                                  70,742,188      68,744,804
              Total capitalization           $   163,467,243  $  159,912,755



                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                    (UNAUDITED)

                                      Three Months Ended                Six Months Ended
                                            June 30                         June 30
                                     1998             1997            1998           1997
   Balance at beginning of     $   69,162,303   $   65,708,402  $   70,714,339  $  67,532,568
    period
   Net income                       1,990,196        2,268,567       4,391,498      4,259,153
                                   71,152,499       67,976,969      75,105,837     71,791,721
   Less-dividends on common
     stock                              2,077             (305)     (3,951,261)    (3,815,057)

   Balance at end of period     $  71,154,576   $   67,976,664  $   71,154,576  $  67,976,664


                 See Notes to Consolidated Financial Statements.


                       ST. JOSEPH LIGHT & POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 Six Months Ended
                                                       June 30
                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  4,391,498   $  4,259,153
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                              6,061,541      5,428,164
      Pension expense                          (1,124,910)      (965,872)
      Deferred taxes and investment tax
        credit                                    258,307        153,658
      Allowance for equity funds used during
        construction                              (97,320)       (47,020)
  Net changes in working capital items not
    considered elsewhere:
      Accounts receivable and accrued utility
        revenue                                (2,085,372)        65,629
      Inventories                               1,107,879     (2,020,772)
      Accounts payable and outstanding
        checks                                 (3,927,373)    (4,983,580)
      Accrued income and general taxes          1,557,930      1,387,995
      Other, net                                  (92,769)      (953,855)
  Net change in regulatory assets and
    liabilities                                   248,734        239,497
  Net changes in other assets and
    liabilities                                (1,940,712)     1,132,706
      Net cash provided by operating
        activities                              4,357,433      3,695,703

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant                           (5,954,498)    (4,906,797)
  Allowance for borrowed funds used during
    construction                                   56,351         27,461
  Investments                                   1,190,042      4,966,426
  Other                                            40,969        (55,441)
      Net cash (used in) provided by
        investing activities                   (4,667,136)        31,649

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable decrease                        3,112,848       (898,102)
  Principal payments under capital lease
    obligations                                   (93,664)       (86,975)
  Long-term debt retired                       (2,285,640)      (159,244)
  Long-term debt issued                         2,976,137             --
  Common stock purchased                               --         (3,431)
  Common stock issued                           1,116,887      1,063,546
  Dividends paid                               (3,951,261)    (3,815,057)
      Net cash provided by (used in)
        financing activities                      875,288     (3,899,263)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     565,585       (171,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                          350,385        688,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    915,970   $    516,555


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                 $  3,325,808   $  3,032,435
    Income taxes (net of refunds)            $  2,159,945   $  1,717,000


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

The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year
1998.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements to enhance comparability.

NEW PRONOUNCEMENT: In March 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1997. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. Effective January 1, 1998, the Company adopted SOP 98-1.

(2) BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

Basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the periods.
There were no significant amounts of dilutive securities outstanding for any of the periods presented.

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

SJLP Inc. was formed to pursue unregulated investments. Effective May 31, 1997, SJLP Inc. acquired controlling interest in Percy Kent Bag Co., Inc. (Percy Kent), a manufacturer of multiwall and small paper bags. Accordingly, the consolidated results for the 1997 periods reflect one month of Percy Kent's operations.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

Electric operating revenues increased $1.4 million or 7% primarily due to increased sales. Electric retail sales increased 8% with all classes posting gains as a result of warmer temperatures than in the prior quarter and continued economic growth in the service territory. Partially offsetting the increase in retail sales was a decrease in sales for resale caused by increased system demands and reduced availability of the Company's generation due to unscheduled outages.

Total energy costs increased 15% for the period reflecting increased system requirements, incremental costs of replacement power for an unscheduled Iatan outage, and increased per unit costs for purchased power.

Other utility revenues decreased 8% primarily due to the natural gas segment. Natural gas revenues and related gas purchased for resale were down reflecting reduced heating requirements and lower market prices for natural gas which are passed on to customers through the Purchased Gas Adjustment.

Manufacturing revenues and related manufacturing cost of goods sold reflect the operations of Percy Kent. The net results for Percy Kent were insignificant in all periods.

Other operations and maintenance increased due primarily to the inclusion of Percy Kent, higher administrative expenses and Iatan maintenance. Partially offsetting the increase were lower Lake
Road maintenance requirements than in the previous period.

Increased depreciation expense is the result of higher depreciable plant balances, as well as the inclusion of depreciation related to Percy Kent.

The increase in interest expense is due to Percy Kent borrowings.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Electric operating revenues were up $1.6 million or 4% for the period with electric retail sales also posting a 4% increase. Sales to all classes increased, reflecting the warmer spring weather than the previous period and the continued economic expansion in the service territory.

Total energy costs increased 7% for the period. This increase was primarily due to increased system requirements, incremental costs of replacement power for the Iatan outage, and increased per unit costs for purchased power.

Other operations increased as a result of the inclusion of Percy Kent and higher administrative costs, with lower maintenance costs partially offsetting the increase. Maintenance at the Lake Road plant in the previous period and a vendor settlement were responsible for the decrease.

Increased depreciation expense is the result of higher depreciable plant balances, as well as the inclusion of depreciation related to Percy Kent.

The increase in interest expense is due to Percy Kent borrowings.

Other income increased for the period primarily as a result of earnings on investments.


LIQUIDITY AND CAPITAL RESOURCES

The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong positive cash flow. Financial coverages are at levels in excess of those required for the issuance of debt and preferred stock. At June 30, 1998, the Company had $922,000 in cash and temporary investments.

The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At June 30, 1998, the Company had available lines of credit of $2.5 million. In addition, the Company's consolidated subsidiaries' secured credit agreements had available balances of $700,000.

Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $9.4 million for the remainder of 1998 and about $66.0 million for the remainder of the five-year period ending 2002. The Company expects to finance these expenditures primarily through internally generated funds supplemented by external financing as necessary.

IMPACT OF THE YEAR 2000 ISSUE

The Company is currently involved in an ongoing project to identify, evaluate and implement Year 2000 modifications which is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, other equipment may have microchips with embedded logic which may fail to function correctly after December 31, 1999, resulting in system failure or miscalculations causing disruptions of operations.

The Company is utilizing both internal and external resources to reprogram or replace and test hardware, software, and embedded systems for Year 2000 modifications. The Company plans to complete the Year 2000 project in 1998 with additional testing scheduled for 1999. Anticipated spending for these modifications is expected to be less than $500,000 over the next two years and will be expensed as incurred.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes and similar uncertainties. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

The Company has found no significant exposure related to the Year 2000 Issue for third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated with no adverse effect on customers or disruption to business operations. If such modifications are not completed, the Year 2000 could have a material adverse effect on the Company. Contingency plans are being developed in 1998 to substantially mitigate the effect of unforeseen problems with critical systems.



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

        None.


Item 3.  Default Upon Senior Securities

        None.


Item 4.  Submission of Matters to a Vote of Security Holders

        a. The annual meeting of common stockholders was held May 20, 1997.

        b. The following persons were elected Directors of the Company to serve until the 2001 annual meeting of common stockholders:
             John P. Barclay, Jr. (6,783,789 votes for; 74,990 withheld) William J. Gremp (6,774,722 votes for; 84,057 withheld)
             David W. Shinneman (6,786,511 votes for; 72,268 withheld)

        c. The appointment of Arthur Andersen LLP as independent auditors for 1998 was approved.
             (6,753,980 votes for; 43,534 against; and 61,265 withheld)

        d. The proposed 1998 Long-Term Incentive Plan was approved. (4,893,756 votes for; 796,366 against; and 1,168,657 withheld)

Item 5.  Other Information

        On July 29, 1998, the Company's wholly owned subsidiary, SJLP Inc., purchased an investment in ExOp of Missouri, Inc. (ExOp), a new communications company that offers advanced communications services to small Missouri communities.

        In addition to providing basic local exchange and long distance services, ExOp will offer other services such as Internet access, caller ID, three-way calling and call waiting.

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibit 27 - Financial Data Schedule

        b. No Current Report on Form 8-K was filed during the quarter ended June 30, 1998.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ST. JOSEPH LIGHT & POWER COMPANY
                                                       (Registrant)


Dated:  August 14, 1998                         _________________________
                                                      L. J. STOLL
                                            Vice President-Finance, Treasurer
                                                 and Assistant Secretary
                                                (Duly Authorized Officer)