Form 10-Q
period 1998-09-30
ST JOSEPH LIGHT & POWER CO
filed 1998-11-09
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1998

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


                         -------------------
Former name, former address and former fiscal year, if changed since last report.


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

Common Stock, without par value         8,126,173 shares
           (Class)              (Outstanding at October 30, 1998)

=================================================================

                ST. JOSEPH LIGHT & POWER COMPANY

                              INDEX

                                                     Page Number

Part I.    Financial Information

   Item 1. Consolidated Financial Statements:

              Statements of Income.............................3

              Balance Sheets...................................4

              Statements of Capitalization.....................5

              Statements of Retained Earnings..................5

              Statements of Cash Flows.........................6

              Notes to Consolidated Financial Statements.......7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................9

Part II.   Other Information

   Item 1. Legal Proceedings..................................12

   Item 2. Changes in the Rights of the Company's Security
           Holders............................................12

   Item 3. Default Upon Senior Securities.....................12

   Item 4. Submission of Matters to a Vote of Security
           Holders............................................12

   Item 5. Other Information..................................12

   Item 6. Exhibits and Reports on Forms 8-K..................12

Signature.....................................................13


                               PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ST. JOSEPH LIGHT & POWER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                               September 30                September 30
                                             1998         1997         1998          1997
OPERATING REVENUES:
    Electric utility                    $ 29,767,259 $ 27,947,089 $ 71,231,781  $  67,793,165
    Other utility                          1,871,518    1,736,463    7,853,500      8,472,714
    Manufacturing                          5,727,491    7,431,932   18,053,543      9,559,165
                                          37,366,268   37,115,484   97,138,824     85,825,044
OPERATING EXPENSES:
    Production fuel                        6,074,453    5,568,407   15,448,165     14,360,004
    Purchased power                        4,012,551    2,022,056    8,216,616      5,869,407
    Gas purchased for resale                 159,289      158,860    1,808,279      2,382,781
    Manufacturing cost of goods sold       4,840,510    6,431,818   15,038,149      8,207,420
    Other operations                       5,353,539    6,179,138   16,886,409     15,996,731
    Maintenance                            1,903,205    1,875,796    5,624,919      5,808,696
    Depreciation                           2,886,331    2,789,252    8,587,169      8,217,415
    Taxes other than income taxes          2,014,621    1,862,165    5,566,506      5,289,872
                                          27,244,499   26,887,492   77,176,212     66,132,326
OPERATING INCOME                          10,121,769   10,227,992   19,962,612     19,692,718

INTEREST CHARGES (Net)                     1,669,447    1,748,098    5,146,259      4,806,074

OTHER INCOME (Net)                           141,156       81,059      655,565        201,624

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                          8,593,478    8,560,953   15,471,918     15,088,268

INCOME TAXES                               3,391,346    3,322,848    5,851,437      5,605,921

INCOME BEFORE MINORITY INTEREST            5,202,132    5,238,105    9,620,481      9,482,347

MINORITY INTEREST IN INCOME (LOSS) OF
  SUBSIDIARY                                 (11,838)    (156,803)      15,014       (171,714)

NET INCOME                              $  5,213,970 $  5,394,908  $ 9,605,467  $   9,654,061

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              8,114,921    8,004,627    8,087,920      7,975,108

BASIC EARNINGS PER AVERAGE COMMON
  SHARE                                        $0.64        $0.67        $1.19          $1.21
DILUTED EARNINGS PER AVERAGE COMMON
  SHARE                                        $0.64        $0.67        $1.18          $1.21

DIVIDENDS PAID PER COMMON SHARE               $0.245        $0.24       $0.735          $0.72


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                         September 30,
                                              1998          December 31,
                                          (Unaudited)           1997
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   318,185,842   $   309,027,825
    Other                                   20,048,924        18,865,038
                                           338,234,766       327,892,863
    Less - Reserves for depreciation      (164,763,457)     (157,127,144)
                                           173,471,309       170,765,719
    Construction work in progress            5,429,129         6,086,063
                                           178,900,438       176,851,782

OTHER INVESTMENTS                            4,913,267         3,477,351

CURRENT ASSETS:
    Cash and cash equivalents                  519,890           350,385
    Temporary investments                        6,985         1,649,413
    Receivables, net of reserves            12,334,929         9,819,655
    Accrued utility revenue                  3,705,608         3,286,867
    Manufacturing inventories                3,057,573         3,570,559
    Fuel                                     3,174,433         3,007,565
    Materials and supplies                   5,435,082         5,778,192
    Prepayments and other                    2,210,610         1,626,739
                                            30,445,110        29,089,375
DEFERRED CHARGES:
    Debt expense                             1,383,504         1,570,970
    Lease payments receivable                3,196,477         3,289,070
    Prepaid pension expense                 15,691,432        13,571,592
    Regulatory assets                       13,540,634        13,939,598
    Other                                    2,044,286         1,979,390
                                            35,856,333        34,350,620
                                       $   250,115,148   $   243,769,128

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    94,347,445   $    91,167,951
    Long-term debt                          68,959,234        68,744,804
                                           163,306,679       159,912,755

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                 1,313,089         1,298,076

CURRENT LIABILITIES:
    Outstanding checks in excess of
      cash balances                            248,102         3,288,237
    Current maturities of long-term
      obligations                            8,874,934         8,628,004
    Accounts payable                        10,877,673        11,399,497
    Notes payable                            2,224,141         2,620,719
    Accrued income and general taxes         5,988,849           735,210
    Accrued interest                           501,628         1,960,463
    Accrued vacation                         1,439,202         1,153,889
    Other                                    2,838,663           564,865
                                            32,993,192        30,350,884
  NON-CURRENT LIABILITIES AND DEFERRED CREDITS:
    Capital lease obligations                2,951,546         3,093,360
    Deferred income taxes                   30,115,251        29,635,113
    Investment tax credit                    3,791,646         4,095,882
    Accrued claims and benefits              1,404,466         1,744,112
    Deferred revenues                        2,166,900         2,254,705
    Regulatory liabilities                   8,970,205         8,970,205
    Other                                    3,102,174         2,414,036
                                            52,502,188        52,207,413
                                       $   250,115,148   $   243,769,128


                 See Notes to Consolidated Financial Statements.


                                  ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                       September 30,
                                                            1998         December 31,
                                                        (Unaudited)          1997
  COMMON EQUITY:
    Common stock--authorized 25,000,000 shares,
      without par value, issued 9,252,748 shares        $  33,816,099 $  33,816,099
    Retained earnings                                      72,391,277    70,714,339
    Other paid-in capital                                   1,736,017     1,251,180
    Less--treasury stock, at cost, 1,127,223
      and 1,211,110 shares                                (13,595,948)  (14,613,667)
                                                           94,347,445    91,167,951

  LONG-TERM DEBT:
    First mortgage bonds-
      9.44% series due February 1, 2021                    22,500,000    22,500,000

    Unsecured pollution control revenue bonds-
      5.85% series due February 1, 2013                     5,600,000     5,600,000

    Medium-term notes-
      5.77% due December 8, 1998                            5,000,000     5,000,000
      7.13% due November 29, 2013                           1,000,000     1,000,000
      7.16% due November 29, 2013                           9,000,000     9,000,000
      7.17% due December 1, 2023                            7,000,000     7,000,000
      7.33% due November 30, 2023                           3,000,000     3,000,000
      8.36% due March 15, 2005                             20,000,000    20,000,000
                                                           45,000,000    45,000,000

    Other long-term debt                                    4,734,168     4,272,808

    Less current maturities                                (8,874,934)   (8,628,004)
                                                           68,959,234    68,744,804
                Total capitalization                 $    163,306,679 $ 159,912,755



                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended              Nine Months Ended
                                       September 30                    September 30
                                  1998              1997            1998            1997
  Balance at beginning of  $                 $                $                $
    period                      71,154,576        67,976,664      70,714,339     67,532,568
  Net income                     5,213,970         5,394,908       9,605,467      9,654,061
                                76,368,546        73,371,572      80,319,806     77,186,629
  Less-dividends on common
    stock                       (3,977,269)       (3,842,896)     (7,928,529)    (7,657,953)

  Balance at end of period $    72,391,277   $    69,528,676  $   72,391,277   $ 69,528,676


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   Nine Months Ended
                                                      September 30
                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $    9,605,467 $   9,654,061
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                                 9,166,522     8,663,470
     Pension expense                             (1,676,581)   (1,463,498)
     Deferred taxes and investment tax
       credit                                       175,902       144,628
     Allowance for equity funds used during
       construction                                (182,417)      (81,750)
   Net changes in working capital items
    not considered elsewhere:
     Accounts receivable and accrued utility
       revenue                                   (2,934,015)   (1,608,186)
     Inventories                                    689,228    (2,001,765)
     Accounts payable and outstanding checks     (3,561,959)   (5,538,274)
     Accrued income and general taxes             5,253,639     4,536,105
     Other, net                                  (1,474,791)   (1,050,840)
   Net change in regulatory assets and
     liabilities                                    398,964       358,119
   Net changes in other assets and liabilities      816,526      (479,043)
      Net cash provided by operating activities  16,276,485    11,133,027


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant                           (11,984,097)   (8,662,096)
   Allowance for borrowed funds used during
     construction                                   110,072        47,755
   Investments                                      206,512     2,649,734
   Other                                             72,345       (51,085)
      Net cash (used in) provided by
        investing activities                    (11,595,168)   (6,015,692)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable (decrease) increase               (396,578)      112,825
   Principal payments under capital lease
     obligations                                   (141,814)     (131,686)
   Long-term debt retired                        (2,558,702)     (770,960)
   Long-term debt issued                          3,020,061         --
   Common stock purchased                             --           (4,025)
   Common stock issued                            1,502,556     1,458,504
   Dividends paid                                (5,937,335)   (5,733,673)
      Net cash (used in) provided by
        financing activities                     (4,511,812)   (5,069,015)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  169,505        48,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            350,385       688,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    519,890   $   736,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                $  6,444,191   $ 5,335,314
       Income taxes (net of refunds)           $  2,794,945   $ 3,167,960


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

   The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year 1998.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements to enhance comparability.


(2) RATE PROCEEDINGS

   In October 1998, the staff of the Missouri Public Service
Commission filed a complaint requesting a reduction of approximately $8 million in electric revenues. The Company does not believe any reduction in rates is justified and will vigorously defend this position. Hearing dates have not been scheduled, but are expected for mid-1999.

(3) BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

   Earnings per share is calculated by dividing net income by the following:


                        For the three months     For the nine months
                         ended September 30       ended September 30
                          1998        1997         1998         1997

 Denominator for
  basic EPS -
  Weighted average
  number of shares
  of common stock
  outstanding during
  the year              8,114,921    8,004,627    8,087,920    7,975,108

 Effect of Dilutive
  Stock Options:           33,977        7,726       33,030        7,549

 Denominator for
  diluted EPS           8,148,898    8,012,353    8,120,950    7,982,657

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

     Electric operating revenues increased $1.8 million or 7% primarily due to increased sales. Electric retail sales increased 10% with all classes posting gains as a result of warmer temperatures than in the prior year and continued economic growth in the service territory. Partially offsetting the increase in retail sales was a decrease in sales for resale caused by increased system demands and reduced availability of the Company's generation due to unscheduled outages.

     Total energy costs increased 32% for the period reflecting increased system requirements, expensive replacement energy required by outages at the Iatan generating station, and increased per unit costs for purchased power. The Company expects these higher prices for purchased energy to continue.

     Other utility revenues increased 8% primarily due to increased sales to industrial steam customers.

     Manufacturing revenues and related manufacturing cost of goods sold reflect the operations of Percy Kent. The net results for Percy Kent were insignificant in all periods.

     Other operations expense decreased due primarily to lower benefit costs. Partially offsetting the decrease were higher costs associated with the Year 2000 remediation efforts than in the previous period.

     Increased depreciation expense is the result of higher depreciable plant balances.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Electric operating revenues were up $3.4 million or 5% for the period with electric retail sales posting a 6% increase. Sales to all classes increased, reflecting warmer weather than in the previous period and the continued economic expansion in the service territory.

   Total energy costs increased 17% for the period. This increase was primarily due to increased system requirements, incremental costs of replacement power for Iatan outages, and increased per unit costs for purchased power.

   Other utility revenues decreased 7% for the period primarily due to reduced heating requirements and lower market prices in the natural gas segment. Related gas purchased for resale reflected the lower market prices which are passed on to customers through the Purchased Gas Adjustment.

   Manufacturing revenues increased 89% for the period as the consolidated results for the nine-month period in 1997 reflect only four months of Percy Kent's operations.

   Other operations expense increased as a result of higher administrative and Year 2000 costs and the inclusion of Percy
Kent, with lower benefit costs partially offsetting the increase.

   Maintenance expense was lower for the period primarily due to reduced maintenance at the Lake Road facility and a favorable vendor settlement. Partially offsetting the decrease were increased costs related to unscheduled outages at the Iatan plant.

   Increased depreciation expense is the result of higher depreciable plant balances, as well as the inclusion of depreciation related to Percy Kent.

   The increase in interest expense is due to Percy Kent borrowings.

   Other income increased for the period primarily as a result of earnings on investments.


LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong positive cash flow. Financial coverages are at levels in excess of those required for the issuance of debt and preferred stock. At September 30, 1998, the Company had $527,000 in cash and temporary investments.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At September 30, 1998, the Company had available lines of credit of $5.4 million. In addition, the Company's consolidated subsidiaries' secured credit agreements had available balances of $1 million. In early November 1998, the Company obtained a new line of credit providing an additional $5 million of availability.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $6 million for the remainder of 1998 and about $60 million for the remainder of the five-year period ending 2002. The Company expects to finance these expenditures primarily through internally generated funds supplemented by external financing as necessary.

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

   The Company is utilizing both internal and external resources to reprogram or replace and test hardware, software, and embedded systems for Year 2000 modifications. The Company developed and implemented a written plan of action for Year 2000 remediation in 1997, and expects to complete the Year 2000 project in 1998 with additional testing scheduled for 1999. At September 30, 1998, the Company had completed 90% of the assessment phase of the project and 50% of the remediation and testing procedures necessary to achieve Year 2000 compliance. Costs incurred to date for remediation efforts related to Year 2000 issues are approximately $300,000, excluding the cost of redeployment of existing resources. Additional spending for these modifications is expected to be less than $700,000 over the next year and will be expensed as incurred.

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

   Although the Company has found no specific exposure related to the Year 2000 Issue for third parties' failure to remediate their own Year 2000 Issue, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

   The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated with no adverse effect on customers or disruption to business operations. If such modifications are not completed, the Year 2000 could have a material adverse effect on the Company. Contingency plans are currently being developed to substantially mitigate the effect of unforeseen problems with critical systems.



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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. No Current Report on Form 8-K was filed during the quarter ended September 30, 1998.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  November 6, 1998                  L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)