Form 10-K405
period 1998-12-31
ST JOSEPH LIGHT & POWER CO
filed 1999-03-31
CIK 86251

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended       December 31, 1998

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

     520 Francis Street, P. O. Box 998, St. Joseph, Missouri
            (Address of principal executive offices)

                           64502-0998
                           (Zip Code)

Registrant's telephone number, including area code (816) 233-8888
Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                    which registered
-------------------------------         -------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York
Stock Exchange at March 8, 1999, was $167,446,071.
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value          8,168,101  shares
-------------------------------    -----------------------------
          (Class)                 (Outstanding at March 8, 1999)

               DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
  Portions of the 1999 Definitive Proxy Statement for the 1999 annual meeting are incorporated by reference into Part III, excluding therefrom the sections titled "Report of Compensation Committee" and "Cumulative Total Shareholder Return."
  The 1998 Annual Report to Shareholders and the 1999 Definitive Proxy Statement will be mailed to shareholders on or about April 9, 1999.


                             PART I


ITEM 1 - BUSINESS.

   St. Joseph Light & Power Company is a Missouri corporation, incorporated in 1895. SJLP Inc., its wholly owned subsidiary, was formed in September 1996 to pursue investments in non-utility areas. Collectively, these entities are referred to as the "Company."

   The Company is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarters city, and 52 other incorporated communities and the intervening rural territory. The service area contains approximately 3,300 square miles. At December 31, 1998, there were approximately 62,000 electric customers. In 1998, electric revenues accounted for 72% of total operating revenues. Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest Missouri. Natural gas revenues accounted for 4% of total operating revenues in 1998. Currently there are about 6,400 natural gas customers. The Company supplies industrial steam to six customers in St. Joseph. Industrial steam revenues accounted for 5% of total operating revenues in 1998.

   Effective May 31, 1997, SJLP Inc. acquired a controlling interest in Percy Kent, a manufacturer of multiwall and small paper bags, primarily for food products, agricultural products, specialty chemicals, pet foods and other consumer packaging companies throughout the United States. In 1998, manufacturing revenues accounted for 19% of total operating revenues.

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the agreement, each share of common stock of the Company, valued at $23.00 per share, will be exchanged for UtiliCorp United Inc. common stock. The transaction is subject to several closing conditions, including approval by the Company's shareholders and approval by a number of state and federal regulatory agencies. Approval by UtiliCorp United Inc. shareholders is not required. Management expects the merger to be completed in mid-2000.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

   The Company's principal fuel for electric generation is coal.
Small amounts of natural gas and oil are also used. During 1998, fuels utilized for electric generation consisted of 92% coal, 2% oil and 6 % gas.

   The Company, Kansas City Power & Light Company (KCP&L) and The Empire District Electric Company (EDE), the joint owners of the Iatan plant, have a twenty-year agreement with a Wyoming mine for low sulfur western coal. The agreement provides for approximately two million tons of coal per year through 2003. The coal is delivered by rail under an agreement, which extends through 2000. The remaining coal requirements at the Iatan plant are met with spot purchases.

   Management anticipates meeting coal requirements for the Lake Road plant in 1999 with present inventory, short-term contracts and spot purchases. The Company's rail contract provides for a minimum of 180,000 tons per year and expires at the end of 2001. Natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through spot purchases.


   The Company acquires its natural gas for resale on the open market and with short-term contracts. An agreement with ANR Pipeline Company provides natural gas storage and transportation services until 2003. Management believes the arrangement is sufficient to fulfill its natural gas requirements.

FRANCHISES.

   The Company currently holds non-exclusive franchises for its electric utility operations in substantially all of the incorporated portions of its service area. The Company holds a perpetual electric franchise without limitation of time in St. Joseph. Franchises in 51 additional incorporated municipalities expire in various years until 2018. One small community is served without a franchise.

   The Company holds gas franchises in each of the 15 communities served, expiring in various years until 2016.

COMPETITION.

   There are three rural electric cooperatives (RECs) within the Company's service area. These RECs purchase their total power requirements from generating and transmission cooperatives which are financed partially by government loans or grants.

   Two municipally owned electric distribution systems are located in the Company's territory serving approximately 900 customers.

   The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also compare very favorably with other investor-owned utilities in the region. Further competition information is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report to Shareholders, pages 10-15, which is Exhibit 13 hereto.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

   This information is incorporated by reference to Note 8 of the Notes to Consolidated Financial Statements in the 1998 Annual
Report to Shareholders, pages 28-29, which is Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

   This information is incorporated by reference to Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the 1998 Annual Report to Shareholders, pages 10-
15, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.

   There were 339 full-time employees and 5 part-time employees at December 31, 1998.

ITEM 2 - PROPERTIES.

   The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's 18% share of this plant is 121 megawatts
(mw) of net capability. Refer to "Jointly Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders, page 22, which is Exhibit 13 hereto.


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

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following are the executive officers of the Company:

T. F. STEINBECKER, President. Age 53. BSBA and MBA, University of Missouri and CPA. Employed by the Company in 1975;
     executive capacity since 1976; present position since May
     1986.

G. L. MYERS, Vice President, General Counsel and Secretary.  Age
     45. AB, Washington University. JD, University of Missouri-Kansas City. Employed by the Company and executive capacity since 1979; General Counsel and Secretary from May 1989 - January 1996; present position since February 1996.

L. J. STOLL, Vice President--Finance, Treasurer and Assistant Secretary. Age 46. BSBA, Missouri Western State College. MBA, Northwest Missouri State University. Employed by the Company in 1975; executive capacity since 1980; present position since May 1986.

J. A. STUART, Vice President--Customer Services and Energy Delivery. Age 45. BSEE, California Polytechnic State University. Employed by the Company in present position since 1994. Prior positions include Senior Operations Consultant, Pacific Gas and Electric Company, June 1993-March 1994, and Gas and Electric Operations Manager, Pacific Gas and Electric Company, March 1991-June 1993.

D. V. SVUBA, Vice President--Energy Supply.  Age 56.  BSEE, Iowa
     State University. MSEE, University of Missouri. Employed by the Company in 1966; executive capacity since 1990;
     present position since November 1990.


   Each officer is covered by a three-year employment agreement.
There are no family relationships between any officers of the Company.

                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

   Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1998 Annual Report to Shareholders, pages 9 and 33, which is
Exhibit 13 hereto.

   There were 5,025 holders of record of the Company's common stock as of February 3, 1999, the record date fixed for the dividend paid on February 18, 1999.

ITEM 6 - SELECTED FINANCIAL DATA.

   This information is incorporated by reference to the 1998
Annual Report to Shareholders, page 9, which is Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

   This information is incorporated by reference to the 1998
Annual Report to Shareholders, pages 10-15, which is Exhibit 13 hereto.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   This information is incorporated by reference to the 1998
Annual Report to Shareholders, pages 16-30, which is Exhibit 13 hereto.

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


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

                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

Financial Statements:

   This information is incorporated by reference (as set forth below) to the 1998 Annual Report to Shareholders, which is
Exhibit 13 hereto.

   Consolidated Statements of Income, page 16
   Consolidated Balance Sheets, page 17
   Consolidated Statements of Capitalization, pages 18-19
   Consolidated Statements of Retained Earnings, page 19
   Consolidated Statements of Cash Flows, page 20
   Consolidated Statements of Taxes, page 21
   Notes to Consolidated Financial Statements, pages 22-30
   Responsibility for Financial Statements, page 31
   Report of Independent Public Accountants, page 31

FINANCIAL STATEMENT SCHEDULES:

Schedule II-Valuation and Qualifying Accounts - For the years ended December 31, 1998, 1997 and 1996 (page 11).

   Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.


LIST OF EXHIBITS:
Exhibit 3 (a) - Restated Articles of Incorporation adopted on May 20, 1987, which are incorporated by reference to page 16 of the 1987 Form 10-K.

              (b) - By-laws of Company as amended on March
              19, 1997, which are incorporated by reference to
              Exhibit 3 (b) to the 1997 Form 10-K.

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

              (d) - Rights Agreement dated September 18,
              1996, which is incorporated by reference to
              Exhibit 4 to Form 8-K, dated October 1, 1996. Amendment to the Rights Agreement as amended on March 4, 1999, which is incorporated by reference to Exhibit 4.1 to Form 8-K, dated March 4, 1999.

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

            * (d) - Form of Key Management Employment
           ** Agreements which is incorporated by reference to page 18 of the 1990 Form 10-K. Amendment to Key
              Management Employment Agreements dated December 1,
              1993, which is incorporated by reference to page
              18 of the 1993 Form 10-K. Form of Amendment to
              Amended and Restated Employment Contract dated
              March 20, 1996 entered into with certain of its executive officers. Form of Amendment to Amended and Restated Employment Agreement dated January 7,
              1999 entered into with certain of its executive officers.


              (e) - Directors Indemnification Agreement, which is incorporated by reference to page 19 of the 1993 Form 10-K.

            * (f) - Supplemental Executive Retirement Plan
           ** which is incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November 17, 1993, which is incorporated by reference to page 20 of the 1993 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended and restated January 1, 1999.

              (g) - Gas Service Agreements with ANR Pipeline
              Company, which are incorporated by reference to page 21 of the 1993 Form 10-K.

            * (h) - 1998 Long-Term Incentive Plan which is
           ** incorporated by reference to the May 20, 1998
              Proxy Statement.  Officers' Long-Term Incentive
              Plan dated January 1, 1999.

              (i) - Purchased power agreement with Nebraska
              Public Power District, which is incorporated by reference to Exhibit 10(j) to the 1996 Form 10-
              K.

           ** (j) - Officers' Annual Bonus Plan, which is incorporated by reference to Exhibit 10(k) to the 1997 Form 10-K.

            * (k)- SJLP Inc. Officers' Incentive Plan
           **

Exhibit 13  *    - The 1998 Annual Report to Shareholders.

Exhibit 21       - Subsidiaries of Registrant, which is
              incorporated by reference to Exhibit 21 to the 1997 Form 10-K.

Exhibit 23  *    -  Consent of Independent Public Accountants.

Exhibit 27  *    -  Financial Data Schedule.
           _________________________________
            *    Filed herewith.
           **    Exhibits marked with a double asterisk relate to management contracts or compensatory arrangements.



REPORTS ON FORM 8-K:

No Current Report on Form 8-K was filed during the quarter ended
December 31, 1998.

On March 4, 1999 a Form 8-K was filed to announce a proposed merger between UtiliCorp United Inc. and the Company.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:
   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in St. Joseph Light & Power Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 22, 1999


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ST. JOSEPH LIGHT & POWER COMPANY
                                           (Registrant)


March 17, 1999                     By /s/ T.F. Steinbecker
                                          T.F. Steinbecker, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T.F. Steinbecker   President & Director        March 17, 1999
    T.F. Steinbecker   (Chief Executive Officer)

/s/ L.J. Stoll         Vice President-Finance,     March 17, 1999
    L.J. Stoll         Treasurer & Assistant
                       Secretary (Principal
                       Financial & Accounting
                       Officer)

/s/ J.P. Barclay, Jr.  Director                    March 17, 1999
    J.P. Barclay, Jr.

/s/ D.A. Beck          Director                    March 17, 1999
    D.A. Beck

/s/ D.A. Burkhardt     Director                    March 17, 1999
    D.A. Burkhardt

/s/ J.P. Carolus       Director                    March 17, 1999
    J.P. Carolus

/s/ W.J. Gremp         Director                    March 17, 1999
    W.J. Gremp

/s/ D.W. Shinneman     Director                    March 17, 1999
    D.W. Shinneman

/s/ R.L. Simpson       Director                    March 17, 1999
    R.L. Simpson

/s/ G.R. Sprong        Director                    March 17, 1999
    G.R. Sprong



                          ST. JOSEPH LIGHT & POWER CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

        COLUMN A              COLUMN B         COLUMN C            COLUMN D      COLUMN E

                                                                   Deductions
                                                                  for Purposes
                               Balance         Additions           for Which      Balance
                              Beginning   Charged    Charged to     Reserves      at End
Description                    of Year   to Expense Construction  Were Created    of Year
Valuation accounts deducted
  from assets to which they
  apply-

Accumulated Provision for
  Uncollectible Accounts:

  December 31, 1998           $  270,028 $  272,450  $        -  $  260,886(1)   $  281,592
  December 31, 1997           $  232,018 $  218,224  $        -  $  180,214(2)   $  270,028
  December 31, 1996           $  324,130 $  191,624  $        -  $  283,736(3)   $  232,018

Other reserves-

Accumulated Provision for
  Injuries and Damages:

  December 31, 1998           $  357,030 $  181,933  $    5,274  $   79,429      $  464,808
  December 31, 1997           $  392,547 $   81,304  $   14,219  $  131,040      $  357,030
  December 31, 1996           $  362,395 $   88,920  $    5,394  $   64,162      $  392,547

Accumulated Provision for
  Major Medical:

  December 31, 1998           $  105,525 $1,131,796  $  299,227  $1,431,023      $  105,525
  December 31, 1997           $    5,525 $1,262,902  $  297,971  $1,460,873      $  105,525
  December 31, 1996           $    5,525 $  830,819  $  170,167  $1,000,986      $    5,525

Accumulated Provision for
  Other Post Employment
  Benefits:

  December 31, 1998           $1,343,394 $  946,844  $  231,725  $1,223,419      $1,298,544(4)
  December 31, 1997           $1,356,468 $  996,974  $  198,567  $1,208,615      $1,343,394(5)
  December 31, 1996           $1,336,809 $1,020,914  $  202,121  $1,203,376      $1,356,468(6)


(1)  Net of $250,629 recovery on accounts previously charged off.
(2) Net of $204,682 recovery on accounts previously charged off and $75,000 reserve of Percy Kent Bag Co., Inc. on acquisition date.
(3)  Net of $143,935 recovery on accounts previously charged off.
(4)  Includes Iatan reserve of $153,001.
(5)  Includes Iatan reserve of $172,272.
(6)  Includes Iatan reserve of $139,157.

