Form 10-Q
period 1999-03-31
ST JOSEPH LIGHT & POWER CO
filed 1999-05-17
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1999

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

Common Stock, without par value         8,172,350 shares
           (Class)              (Outstanding at April 30, 1999)

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

   Item 6. Exhibits and Reports on Forms 8-K..................12

Signature.....................................................13


                 PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                 ST. JOSEPH LIGHT & POWER COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                           Three Months Ended
                                                March 31
                                              1999          1998
OPERATING REVENUES:
    Electric utility                    $ 19,645,347 $ 19,159,974
    Other utility                          3,673,055    3,974,752
    Manufacturing                          5,367,171    6,582,284
                                          28,685,573   29,717,010
OPERATING EXPENSES:
    Production fuel                        4,808,693    4,832,785
    Purchased power                        2,543,347    1,527,810
    Gas purchased for resale               1,099,457    1,371,944
    Manufacturing cost of goods sold       4,492,799    5,375,230
    Other operations                       5,586,570    5,614,484
    Merger-related expenses                1,117,250       --
    Maintenance                            1,692,242    1,412,619
    Depreciation                           2,986,489    2,833,513
    Taxes other than income taxes          1,770,784    1,749,907
                                          26,097,631   24,718,292
OPERATING INCOME                           2,587,942    4,998,718

INTEREST CHARGES (Net)                     1,717,193    1,702,309

OTHER INCOME                                 172,531      392,888

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                          1,043,280    3,689,297


INCOME TAXES                                 626,144    1,180,980

INCOME BEFORE MINORITY INTEREST              417,136    2,508,317

MINORITY INTEREST IN INCOME OF                 3,299      107,016
SUBSIDIARY

NET INCOME                              $    413,837 $  2,401,301

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                         8,158,109    8,056,020

BASIC AND DILUTED EARNINGS PER AVERAGE
COMMON SHARE                                   $0.05        $0.30


DIVIDENDS PAID PER COMMON SHARE                $0.25       $0.245


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                              1999          December 31,
                                          (Unaudited)           1998
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant            $   326,007,727   $   324,621,028
    Other                                  20,419,423        20,376,779
                                          346,427,150       344,997,807
    Less - Reserves for depreciation    (169,710,380)     (167,112,141)
                                          176,716,770       177,885,666
    Construction work in progress           4,756,821         3,668,931
                                          181,473,591       181,554,597

OTHER INVESTMENTS                           5,091,846         4,922,043

CURRENT ASSETS:
    Cash and cash equivalents                 507,630           371,768
    Temporary investments                       1,893             1,893
    Receivables, net of reserves           11,142,893        10,160,025
    Accrued utility revenue                 2,816,473         3,673,848
    Manufacturing inventories               3,062,385         2,910,801
    Fuel                                    3,974,804         3,366,077
    Materials and supplies                  5,457,598         5,674,296
    Prepayments and other                     929,183         1,899,830
                                           27,892,859        28,058,538
DEFERRED CHARGES:
    Debt expense                            1,318,869         1,348,939
    Lease payments receivable               3,134,748         3,165,613
    Prepaid pension expense                17,088,953        16,388,954
    Regulatory assets                      13,725,919        13,843,633
    Other                                   2,281,469         1,972,879
                                           37,549,958        36,720,018
                                      $   252,008,254   $   251,255,196

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                     $    92,571,702   $    95,805,327
    Long-term debt                         73,096,702        73,515,018
                                          165,668,404       169,320,345

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY                             1,371,842         1,368,544

CURRENT LIABILITIES:
    Outstanding checks in excess of
     cash balances                          1,811,587         3,512,473
    Current maturities of long-term
     obligations                            1,221,070         1,212,815
    Accounts payable                        8,161,298         9,987,970
    Notes payable                          12,485,000         7,290,000
    Accrued income and general taxes        2,145,383           823,006
    Accrued interest                        1,256,200         1,922,853
    Accrued vacation                        1,399,329         1,232,774
    Dividends declared                      2,042,825              --
    Other                                     635,182           678,774
                                           31,157,874        26,660,665
  NON-CURRENT LIABILITIES AND DEFERRED
   CREDITS:
    Capital lease obligations               2,852,529         2,902,496
    Deferred income taxes                  31,768,794        31,822,287
    Investment tax credit                   3,587,470         3,689,152
    Accrued claims and benefis              1,780,838         1,832,991
    Deferred revenues                       2,108,584         2,137,719
    Regulatory liabilities                  8,440,159         8,440,159
    Other                                   3,271,760         3,080,838
                                           53,810,134        53,905,642
                                      $   252,008,254   $   251,255,196


                 See Notes to Consolidated Financial Statements.

                         ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                               March 31,
                                                1999        December 31,
                                             (Unaudited)         1998

 COMMON EQUITY
     Common stock--authorized 25,000,000
      shares, without par value,issued
       9,252,748 shares                   $  33,816,099 $   33,816,099
     Retained earnings                       69,784,361     73,450,443
     Other paid-in capital                    2,015,132      1,876,625
     Less--treasury stock, at cost,
       1,081,447 and 1,105,821 shares       (13,043,890)   (13,337,840)
                                             92,571,702     95,805,327
 LONG-TERM DEBT:
    First mortgage bonds-
      9.44% series due February 1, 2021      22,500,000     22,500,000

    Unsecured pollution control revenue bonds-
      5.85% series due February 1, 2013       5,600,000      5,600,000

    Unsecured medium-term notes-
      7.13% due November 29, 2013             1,000,000      1,000,000
      7.16% due November 29, 2013             9,000,000      9,000,000
      7.17% due December 1, 2023              7,000,000      7,000,000
      7.33% due November 30, 2023             3,000,000      3,000,000
      8.36% due March 15, 2005               20,000,000     20,000,000
                                             40,000,000     40,000,000

    Other long-term debt                      6,217,772      6,627,833

    Less current maturities                  (1,221,070)    (1,212,815)
                                             73,096,702     73,515,018
   Total capitalization                 $   165,668,404  $ 169,320,345


                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended
                                         March 31
                                      1999              1998
  Balance at beginning of
    period                      $   73,450,443  $    70,714,339
  Net income                           413,837         2,401,301
                                    73,864,280        73,115,640
  Less-dividends on common
    stock                           (4,079,919)       (3,953,337)
  Balance at end of period     $    69,784,361  $     69,162,303


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      Three
                                                     Months
                                                      Ended
                                                     March 31
                                                1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                         $      413,837 $   2,401,301

Adjustment to reconcile net income to
net cash provided by operating
activities:
 Depreciation                                 3,123,474     3,012,787
 Pension expense                               (585,899)     (563,516)
 Deferred taxes and investment tax
  credit                                      (155,175)       381,043
 Allowance for equity funds used during
  construction                                 (44,386)       (34,969)
 Net changes in working capital items
    not considered elsewhere:
     Accounts receivable and accrued utility
       revenue                                 (125,493)     1,007,897
     Inventories                               (543,613)     1,113,134
     Accounts payable and outstanding checks (3,527,558)    (5,519,659)
     Accrued income and general taxes         1,322,377      1,150,268
     Other,net                                  426,957        444,641
 Net change in regulatory assets and
   liabilities                                  117,714        125,987
 Net change in other assets and liabilities  (1,283,670)       (94,402)
      Net cash (used in) provided by
        operating activities                   (861,435)     3,424,512


CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant                         (2,007,620)   (2,734,287)
  Allowance for borrowed funds
     used during construction                    32,666        20,273
  Investments                                  (169,803)      765,375
  Other                                          11,719        14,696
    Net cash used in investing activities    (2,133,038)   (1,933,943)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Lines of credit increase (decrease)        5,195,000       (22,232)
  Principal payments under capital
   lease obligations                           (49,967)      (46,398)
  Long-term debt retired                      (779,800)     (113,041)
  Long-term debt issued                        369,739         --
  Common stock issued                          432,457       645,860
  Dividends paid                            (2,037,094)    (1,971,339)

    Net cash provided (used in)
     financing activities                    3,130,335     (1,507,150)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        135,862        (16,581)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          371,768       350,385

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $    507,630  $    333,804





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                            $    2,386,400 $   2,302,444
       Income taxes (net of refunds)       $      300,000 $     404,945


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

GENERAL:   The unaudited consolidated financial statements
included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders incorporated by reference in the Company's 1998 Annual Report on Form 10-K.

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

   The results for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year 1999.

NEW ACCOUNTING PRONOUNCEMENT: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, to be effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. The Company has not quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                   Three Months Ended March 31
                        1999        1998

 Denominator for
  basic EPS:
  Weighted average
  number of shares
  outstanding
  during the year     8,158,109   8,056,020


  Effect of
  Dilutive Securities:
  Contingently
  issuable shares
  pursuant to long-
  term incentive
  plan                  22,221           0
  Directors' stock
  options               11,137      21,407

  Denominator for
   diluted EPS       8,191,467   8,077,427




(3) SEGMENTS OF BUSINESS

   The following table sets forth certain information regarding the Company's segments of business:


                              Electric
                             Utility   Manufacturing  All Other    Totals

Quarter ended March 31,1999:

Revenues from external
 customers                $19,645,347 $5,367,171  $3,673,055  $28,685,573


Segment profit (loss)      $1,676,791 $ (20,945)  $  243,227  $1,899,073
Non-manufacturing interest
expense (net)                                                  (1,549,582)
Other income                                                      107,510
Income taxes on other
 income                                                           (43,164)
Consolidated net income                                          $ 413,837


Quarter ended March 31, 1998:


Revenues from external
 customers                $19,159,974 $6,582,284  $3,974,752 $29,717,010


Segment profit (loss)     $ 3,113,941 $  87,005   $ 445,556   $3,646,502
Non-manufacturing interest
expense (net)                                                (1,485,089)
Other income                                                    398,414
Income taxes on other
  income                                                       (158,526)
Consolidated net income                                      $ 2,401,301

(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a stategic business combination. Under terms of the agreement, each share of common stock of the Company, valued at $23 per share, will be exchanged for shares of UtiliCorp United Inc. common stock. The transaction is subject to several closing conditions, including approval by the Company's shareholders and approval by a number of state and federal agencies. The special meeting for approval by the Company's shareholders will be June 16, 1999. A joint application for approval of the merger will be filed by the Company and Utilicorp United Inc. with the Missouri Public Service Commission following the special shareholders meeting. Management expects the merger to be completed in the first half of 2000.

   The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends other than regular quarterly cash dividends.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's
1998 Annual Report on Form 10-K.

   The Company is engaged primarily in the business of generating and distributing electric energy in a ten-county area of northwestern Missouri. It also sells natural gas and industrial steam in limited areas. In the electric utility industry, results of operations generally show a seasonal pattern of higher revenues and earnings in the third quarter due to weather.

   The Company owns SJLP Inc., a non-regulated subsidiary. SJLP Inc. holds a controlling interest in Percy Kent Bag Co., Inc. (Percy Kent), a manufacturer of multiwall and small paper bags. Neither SJLP Inc.'s nor Percy Kent's operations were material to the Company's financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998

     Electric operating revenues increased $.5 million or 3% primarily due to increased sales. Despite milder temperatures than in the prior quarter, electric retail sales increased 4% with all classes posting gains. The increase reflects the continued economic growth in the service territory. Sales for resale also increased primarily due to increased availability of Company generation.

     Total energy costs (production fuel and purchased power) increased 16% for the period reflecting increased system requirements, expensive replacement energy required by outages at the Iatan generating station, and increased per unit costs for purchased power. The Company expects these higher prices for purchased energy to continue.

     Natural gas revenues and related gas purchased for resale were down reflecting reduced heating requirements and lower natural gas prices.

     Manufacturing revenues and related manufacturing cost of goods at Percy Kent were lower primarily due to reduced demand and the elimination of lower profit contracts.

     The merger-related expenses are related to the proposed merger with UtiliCorp United Inc. See Note 4, Proposed Merger, in the Notes to Consolidated Financial Statements. The majority of merger-related expenses is not deductible for income tax purposes.

     Maintenance expenses were higher primarily due to a favorable litigation settlement with a vendor in the prior period.

     Other income was lower due primarily to lower investment earnings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong cash flow. Negative cash flow from operating activities for the period was primarily due to merger-related expenses and increased energy costs. At March 31, 1999, the Company had $510,000 in cash and temporary investments.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At March 31, 1999, the Company had available lines of credit of $10.5 million. Subsequent to that time, the Company has increased its total borrowing capacity by $7 million. In addition, Percy Kent's secured credit agreement had an available balance of $2.5 million.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $10.2 million for the remainder of 1999. The Company expects to finance these expenditures primarily through internally generated funds supplemented by external financing as necessary.

IMPACT OF THE YEAR 2000 ISSUE

   The Company is in the latter stages of remediation and testing for the Year 2000 issue with approximately 95% of the remediation and testing procedures completed. Contingency plans for critical functions are being reviewed and revised as necessary.

   In April 1999, the Company participated in a Year 2000 drill conducted by the North American Electric Reliability Council
(NERC), who is coordinating Year 2000 preparations of the electric power industry. The purpose of the drill was to test for Year 2000 readiness of primary and secondary communications systems used to operate the electric power grids of the United States.

   The day-long drill simulated the loss of voice and data communications systems used by the Company to communicate both within and between electrical delivery systems. The exercise was considered successful with communications maintained internally and with interconnecting utilities.

   NERC is scheduling more system testing later in the year.

   The Company presently believes that with the modifications and conversions it has made to software, hardware and embedded systems, the Year 2000 issue can be mitigated with no significant adverse effect on customers or disruption to business operations. If such modifications are ineffective, the Year 2000 issue could have a material adverse effect on the Company.

   Refer to Management's Discussion and Analysis in the Company's
1998 Annual Report for a comprehensive discussion of the Year
2000 issue.



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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. A Form 8-K was filed on March 9, 1999 to announce the proposed merger with UtiliCorp United Inc.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  May 17, 1999                     L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)