Form 10-Q
period 1999-06-30
ST JOSEPH LIGHT & POWER CO
filed 1999-08-09
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1999

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

Common Stock, without par value         8,233,673 shares
           (Class)              (Outstanding at July 31, 1999)

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

              Statements of Capitalization.....................5

              Statements of Retained Earnings..................5

              Statements of Cash Flows.........................6

              Notes to Consolidated Financial Statements.......7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................10

Part II.   Other Information

   Item 1. Legal Proceedings..................................13

   Item 2. Changes in the Rights of the Company's Security
           Holders............................................13

   Item 3. Default Upon Senior Securities.....................13

   Item 4. Submission of Matters to a Vote of Security
           Holders............................................13

   Item 5. Other Information..................................13

   Item 6. Exhibits and Reports on Forms 8-K..................13

Signature.....................................................14


                               PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ST. JOSEPH LIGHT & POWER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                           Three Months Ended           Six Months Ended
                                                 June 30                     June30
                                              1999          1998         1999          1998
OPERATING REVENUES:
    Electric utility                    $ 21,410,095 $ 22,304,549  $41,055,442  $ 41,464,524
    Other utility                          2,214,406    2,007,228    5,887,461     5,981,980
    Manufacturing                          4,681,633    5,743,768   10,048,804    12,326,052
                                          28,306,134   30,055,545   56,991,707    59,772,556
OPERATING EXPENSES:
    Production fuel                        4,761,777    4,540,926    9,570,470      9,373,711
    Purchased power                        3,064,462    2,676,257    5,607,808      4,204,066
    Gas purchased for resale                 283,753      277,046    1,383,210      1,648,990
    Manufacturing cost of goods sold       3,752,967    4,822,409    8,245,766     10,197,639
    Other operations                       5,326,992    5,918,422   10,913,563     11,532,905
    Merger-related expenses                1,816,189           --    2,933,438             --
    Maintenance                            2,730,817    2,309,096    4,423,059      3,721,715
    Depreciation                           3,000,053    2,867,325    5,986,542      5,700,838
    Taxes other than income taxes          1,773,107    1,801,939    3,543,892      3,551,848
                                          26,510,117   25,213,420   52,607,748     49,931,712
OPERATING INCOME                           1,796,017    4,842,125    4,383,959      9,840,844

INTEREST CHARGES (Net)                     1,851,845    1,774,503    3,569,038      3,476,812

OTHER INCOME                                 170,857      121,521      343,388        514,409

INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST                           115,029    3,189,143    1,158,309      6,878,441

INCOME TAXES                                 248,582    1,279,111      874,726      2,460,091

INCOME BEFORE MINORITY INTEREST             (133,553)   1,910,032      283,583      4,418,350

MINORITY INTEREST IN INCOME (LOSS) OF
  SUBSIDIARY                                  48,883      (80,164)      52,182         26,852

NET INCOME                              $   (182,436)$  1,990,196  $   231,401  $   4,391,498

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                               8,187,817    8,092,173    8,173,045      8,074,196

BASIC AND DILUTED EARNINGS PER AVERAGE
COMMON SHARE                                  ($0.02)       $0.25        $0.03          $0.54

DIVIDENDS PAID PER COMMON SHARE                $0.25       $0.245        $0.50          $0.49


         See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                              June 30,
                                              1999          December 31,
                                          (Unaudited)           1998
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   327,616,890   $   324,621,028
    Other                                   20,594,989        20,376,779
                                           348,211,879       344,997,807
    Less - Reserves for depreciation      (172,386,734)     (167,112,141)
                                           175,825,145       177,885,666
    Construction work in progress            5,028,911         3,668,931
                                           180,854,056       181,554,597

OTHER INVESTMENTS                            6,594,697         4,922,043

CURRENT ASSETS:
    Cash and cash equivalents                  771,081           371,768
    Receivables, net of reserves            11,195,530        10,160,025
    Accrued utility revenue                  3,797,532         3,673,848
    Manufacturing inventories                2,494,225         2,910,801
    Fuel                                     4,719,039         3,366,077
    Materials and supplies                   5,460,570         5,674,296
    Prepayments and other                    1,966,474         1,901,723
                                            30,404,451        28,058,538
DEFERRED CHARGES:
    Debt expense                             1,306,951         1,348,939
    Lease payments receivable                3,106,552         3,165,613
    Prepaid pension expense                 17,962,937        16,388,954
    Regulatory assets                       16,805,909        13,843,633
    Other                                    2,192,878         1,972,879
                                            41,375,227        36,720,018
                                       $   259,228,431   $   251,255,196

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    93,661,898   $    95,805,327
    Long-term debt                          72,780,460        73,515,018
                                           166,442,358       169,320,345

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY                               1,420,726         1,368,544

CURRENT LIABILITIES:
    Outstanding checks in excess of
       cash balances                           159,857         3,512,473
    Current maturities of long-term
       obligations                           1,237,252         1,212,815
    Accounts payable                        10,645,981         9,987,970
    Notes payable                           18,861,000         7,290,000
    Accrued income and general taxes         2,935,093           823,006
    Accrued interest                         1,989,040         1,922,853
    Accrued vacation                         1,301,868         1,232,774
    Other                                      549,418           678,774
                                            37,679,509        26,660,665
  NON-CURRENT LIABILITIES AND DEFERRED
     CREDITS:
    Capital lease obligations                2,801,628         2,902,496
    Deferred income taxes                   31,715,301        31,822,287
    Investment tax credit                    3,485,788         3,689,152
    Accrued claims and benefits              2,058,701         1,832,991
    Deferred revenues                        2,079,496         2,137,719
    Regulatory liabilities                   8,440,159         8,440,159
    Other                                    3,104,765         3,080,838
                                            53,685,838        53,905,642
                                       $   259,228,431   $    251,255,196


         See Notes to Consolidated Financial Statements.


                                  ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                          June 30,
                                                            1999         December 31,
                                                        (Unaudited)          1998
  COMMON EQUITY:
      Common stock--authorized 25,000,000
        shares without par value, issued
        9,252,748 shares                              $     33,816,099 $   33,816,099
      Retained earnings                                     69,601,925     73,450,443
      Other paid-in capital                                  2,550,033      1,876,625
      Less--treasury stock, at
             cost, 1,020,280
             and 1,105,821 shares                          (12,306,159)   (13,337,840)
                                                            93,661,898     95,805,327

  LONG-TERM DEBT:
         First mortgage bonds -
           9.44% series due February 1, 2021               22,500,000     22,500,000

         Unsecured pollution control
            revenue bonds-
           5.85% series due February 1, 2013                5,600,000      5,600,000

      Medium-term notes-
         7.13% due November 29, 2013                        1,000,000      1,000,000
         7.16% due November 29, 2013                        9,000,000      9,000,000
         7.17% due December 1, 2023                         7,000,000      7,000,000
         7.33% due November 30, 2023                        3,000,000      3,000,000
         8.36% due March 15, 2005                          20,000,000     20,000,000
                                                           40,000,000     40,000,000

      Other long-term debt                                  5,917,712      6,627,833

      Less current maturities                              (1,237,252)    (1,212,815)
                                                           72,780,460     73,515,018
      Total capitalization                           $    166,442,358 $  169,320,345




                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended               Six Months Ended
                                         June 30                         June 30
                                  1999              1998            1999            1998
  Balance at beginning of  $                 $                $                $
    period                      69,784,361        69,162,303      73,450,443     70,714,339
  Net income                      (182,436)        1,990,196         231,401      4,391,498
                                69,601,925        71,152,499      73,681,844     75,105,837
  Less-dividends on common
        stock                           --             2,077      (4,079,919)    (3,951,261)

  Balance at end of period $    69,601,925   $    71,154,576  $   69,601,925   $ 71,154,576


         See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Six Months
                                                       Ended
                                                      June 30
                                                 1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $      231,401 $   4,391,498

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Depreciation                                  6,233,123     6,061,541
Pension expense                              (1,317,424)   (1,124,910)
Deferred taxes and investment tax credit       (310,350)      258,307
Allowance for equity funds used during
 construction                                   (66,104)      (97,320)
Net changes in working capital items
 not considered elsewhere:
 Accounts receivable and accrued utility
   revenue                                   (1,159,189)   (2,085,372)
 Inventories                                   (722,661)    1,107,879
 Accounts payable and outstanding checks     (2,694,605)   (3,927,373)
 Accrued income and general taxes             2,112,087     1,557,930
 Other, net                                     (60,718)      (92,769)
Net change in regulatory assets and
  liabilities                                (2,962,276)      248,734
Net changes in other assets and liabilities  (1,496,280)   (1,940,712)
  Net cash (used in) provided by
    operating activities                     (2,212,996)    4,357,433


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                           (4,168,215)   (5,954,498)
Allowance for borrowed funds used during
 construction                                    29,083        56,351
Investments                                  (1,670,761)    1,190,042
Other                                            37,021        40,969
  Net cash used in investing activities      (5,772,872)   (4,667,136)


CASH FLOWS FROM FINANCING ACTIVITIES:
Lines of credit increase                     11,571,000     3,112,848
Principal payments under capital lease
 obligations                                   (100,868)     (93,664)
Long-term debt retired                       (1,703,552)  (2,285,640)
Long-term debt issued                           993,431    2,976,137
Common stock issued                           1,705,089    1,116,868
Dividends paid                               (4,079,919)  (3,951,261)
  Net cash provided by financing activities   8,385,181      875,288


NET INCREASE IN CASH AND CASH EQUIVALENTS       399,313      565,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                        371,768      350,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   771,081  $   915,970


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                             $ 3,472,447  $  3,325,808
       Income taxes, net of refunds         $   745,500  $  2,159,945

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

   There are no significant differences in the Company's interim and annual accounting policies. However, due to estimates inherent in the accounting process for other than annual periods, the accuracy of the amounts in the interim financial statements is, in some respects, dependent upon facts that will exist and reviews that will be performed by the Company later in the fiscal year. The information contained in these consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to state fairly the results of the interim periods.

   The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year
1999.

NEW ACCOUNTING PRONOUNCEMENT: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, " Accounting for Derivative Instruments and Hedging Activities." The Statement, to be effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. The Company has not quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements to enhance comparability.

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                      For the three months     For the six months
                         ended June 30            ended June 30
                        1999        1998        1999        1998

 Denominator for
  basic EPS:
  Weighted average
  number of shares
  outstanding
  during the year    8,187,817   8,092,173    8,173,045    8,074,196


  Effect of dilutive
   securities:
  Contingently
   issuable shares
   pursuant to
   long-term
   incentive plan       21,724        --         21,972        --

  Directors'
   stock options        17,685       11,553      14,651      16,499

  Denominator for
   diluted EPS:       8,227,226   8,103,726   8,209,668   8,090,695



(3)  SEGMENTS OF BUSINESS

     The following table sets forth certain information regarding the Company's segments of business:


                      Electric    Manufact-      All        Totals
                      Utility      uring        Other
  THREE MONTHS
  ENDED JUNE 30,
  1999:
 Revenues from
 external customers $ 21,410,095  $4,681,633  $2,214,406  $28,306,134


 Segment profit
  (loss)            $ 1,574,083   $   26,500   $ (111,739)$ 1,488,844
 Non-manufacturing
  interest expense
  (net)                                                    (1,686,944)
 Other income                                                  26,241
 Income taxes on
  other income                                                (10,577)
 Consolidated net loss                                     $ (182,436)



                      Electric    Manufact-     All        Totals
                      Utility      uring       Other
  THREE MONTHS
  ENDED JUNE 30,
  1998:
 Revenues from
  external customers $22,304,549 $ 5,743,768  $ 2,007,228 $ 30,055,545


 Segment profit
  (loss)             $ 3,502,646 $ (107,815)  $  (28,939)  $ 3,365,892
 Non-manufacturing
  interest expense
  (net)                                                     (1,480,330)
 Other income                                                  147,990
 Income taxes on
  other income                                                 (43,356)
 Consolidated net
  income                                                   $ 1,990,196

                        Electric    Manufact-      All        Totals
                         Utility      uring       Other
  SIX MONTHS ENDED
  JUNE 30, 1999:
 Revenues from
  external customers $ 41,055,442 $ 10,048,804 $ 5,887,461  $ 56,991,707


 Segment profit
  (loss)             $  3,250,875  $    5,555  $  131,489   $  3,387,919
 Non-manufacturing
  interest expense
  (net)                                                       (3,236,526)
 Other income                                                    133,750
 Income taxes on
  other income                                                   (53,742)
 Consolidated net
  income                                                    $    231,401




                       Electric    Manufact-      All        Totals
                        Utility      uring       Other
  SIX MONTHS ENDED
  JUNE 30, 1998:
 Revenues from
  external customers $ 41,464,524 $ 12,326,052  $ 5,981,980  $59,772,556


 Segment profit
  (loss)             $ 6,616,588  $   (20,810)  $   416,618  $ 7,012,396
 Non-manufacturing
  interest expense
  (net)                                                       (2,965,420)
 Other income                                                    546,405
 Income taxes on
  other income                                                  (201,883)
 Consolidated net
  income                                                      $ 4,391,498




(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the agreement, each share of common stock of the Company, valued at $23 per share, will be exchanged for shares of UtiliCorp United Inc. common stock. The Agreement was approved by a vote of the Company's shareholders at a special meeting, which was held June 16, 1999, and by the Public Utility Commission of Colorado in early July. The transaction is subject to several additional closing conditions, including approvals by the Federal Energy Regulatory Commission
(FERC), the Department of Justice, The Federal Communications Commission, and the state commissions of Missouri, Iowa, West Virginia, and Minnesota. A joint application for approval of the merger is expected to be filed by the Company and UtiliCorp United Inc. with the Missouri Public Service Commission during the third quarter of 1999. Management expects the merger to be completed in the first half of 2000. Additional merger-related expenses are expected to be incurred primarily in 2000, resulting in an after tax impact to earnings of approximately $4.4 million.

    The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends.

(5) RATE MATTERS

   On December 1, 1998, the Company filed separate rate cases before the PSC asking for price increases of approximately $6,100,000, $500,000, and $275,000 for electric, natural gas, and industrial steam, respectively. An earlier electric earnings complaint filed by the PSC staff, requesting a reduciton of $6.4 million, was consolidated with the Company's electric case. Stipulated agreements have been reached between the Company and other parties to the cases. The Public Service Commission is in the process of reviewing the agreements and must issue an order of approval before they become effective.

   Under the agreements, the Company will reduce annual electric revenues by $2.5 million and annual industrial steam revenues by $25,000. There will be no change in natural gas prices. The new prices reflecting the reductions will be effective for service rendered on and after October 31,1999. The Company expects the revenue reductions and accounting method changes required by the agreements to result in a negligible effect on 1999 earnings, with annual reductions of approximately
$400,000 thereafter.

(6)CONTINGENCIES

   In April 1999, the FERC issued an order directing the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, to refund payments for transmission charges assessed from March 1997 through March 1999. The FERC disagrees with the method MAPP was using to assess transmission charges for transactions with non-member entities.

   Fifteen MAPP transmission providers, including St. Joseph Light & Power Company, have filed a petition for rehearing on the FERC's order. The FERC has not yet responded to the rehearing request. In the event the FERC order stands as issued, the Company will be required to refund approximately $516,000, plus interest.


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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998

     Electric operating revenues decreased $.9 million or 4% primarily due to a change in the retail sales mix and reduced sales for resale. While total retail sales remained stable, cooler than normal temperatures reduced sales to the residential and commercial classes. Offsetting the decrease was an 8% increase in the industrial class reflecting the continued economic growth in the service territory. Sales for resale revenue also decreased primarily due to the reduced availablility of economically priced energy for resale and a higher proportion of off-peak sales.

     Other utility revenues increased 10% primarily due to strong growth in the industrial steam segment. Industrial steam sales increased 1% benefiting from favorable economic conditions during the period.

     Total energy costs (production fuel and purchased power) increased 8% for the period primarily due to expensive replacement energy required by unscheduled outages at the Iatan generating station and increased per unit costs for purchased power. The Company expects these higher prices for purchased energy to continue.

     Manufacturing revenues and related manufacturing cost of goods sold at Percy Kent were lower primarily due to reduced demand and the elimination of lower profit contracts. The new results for Percy Kent were insignificant.

     Other operation expenses were lower for the period primarily due to reduced pension expense, resulting from strong investment performance.

     The merger-related expenses are the result of the proposed merger with UtiliCorp United Inc. See Note 4, Proposed Merger, in the Notes to Consolidated Financial Statements. Most of these merger-related expenses are not deductible for income tax purposes.

     Maintenance expense was higher primarily due to additional maintenance requirements at the Lake Road plant.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Electric operating revenues were down 1% for the period despite electric retail sales posting a 2% increase. Sales to the industrial class increased 7%, while milder temperatures reduced sales to the residential and commercial classes. Sales for resale revenues were down due to a higher proportion of off-peak sales, which generate less per unit revenues.

   Total energy costs (production fuel and purchased power) increased 12% for the period reflecting increased system requirements, expensive replacement energy required by unscheduled outages at the Iatan generating station and increased per unit costs for purchased power.


    Manufacturing revenues and related manufacturing cost of goods sold at Percy Kent were lower primarily due to reduced demand and the elimination of lower profit contracts. The net results for Percy Kent were insignificant for the period.

   The merger-related expenses are the result of the propsed merger with UtiliCorp United Inc. Most of these merger-related expenses are not deductible for income tax purposes.

   Maintenance expense was higher during the first half of 1999, primarily due to increased maintenance requirements at the Lake
Road facility. In addition, a favorable litigation settlement with a vendor reduced expenses in the prior period.

   Other income was lower due primarily to lower investment earnings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong positive cash flow. Negative cash flow from operating activities for the period was primarily due to merger-related expenses and increased energy costs. At June 30, 1999, the Company had $771,000 in cash and temporary investments.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At June 30, 1999, the Company had available lines of credit of $8.6 million. In addition, Percy Kent's secured credit agreements had available balances of $2.5 million.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $7.3 million for the remainder of 1999. The Company expects to finance these expenditures through a combination of internally generated funds and external financing.


IMPACT OF THE YEAR 2000 ISSUE

   The Company is in the latter stages of remediation and testing for the Year 2000 issue with approximately 98% of the remediation and testing procedures completed. Contingency plans for critical functions are being reviewed and revised as necessary.

   In April 1999, the Company participated in a Year 2000 drill conducted by the North American Electric Reliability Council
(NERC), who is coordinating Year 2000 preparations of the electric power industry. The purpose of the drill was to test for Year 2000 readiness of primary and secondary communications systems used to operate the electric power grids of the United States.

   The day-long drill simulated the loss of voice and data communications systems used by the Company to communicate both within and between electrical delivery systems. The exercise was considered successful as communications were maintained internally and with interconnecting utilities. NERC is scheduling more system testing later in the year.

   The Company presently believes that with the modifications and conversions it has made to software, hardware and embedded systems, the Year 2000 issue can be mitigated with no significant adverse effect on customers or disruption to business operations. If such modifications are ineffective, the Year 2000 issue could have a material adverse effect on the Company.

   Refer to Mangement's Discussion and Analysis in the Company's
1998 Annual Report for a comprehensive discussion of the Year
2000 issue.


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

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

    a.  The annual meeting of common stockholders was held
        May 19, 1999.

    b. The following persons were elected Directors of the Company to serve until the 2002 annual meeting of common stockholders:
              Deborah A. Beck (6,514,829 votes for; 74,507
                  withheld)
              Robert L. Simpson (6,509,941 votes for; 79,395
                 withheld)
              Gerald R. Sprong (6,516,683 votes for; 72,653
                 withheld)

    c. The appointment of Arthur Andersen LLP as independent auditors for 1999 was approved. (6,505,210 votes for;
        39,318 against; and 44,808 witheld)

    d.  A special meeting of the common stockholders was held
        June 16, 1999 to vote on the Agreement and Plan of Merger between UtiliCorp United Inc. and St. Joseph Light & Power Company. The merger was approved. (5,604,701 votes for; 175,142 against; and 42,248 withheld.)

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. No Current Report on Form 8-K was filed during the quarter ended June 30, 1999.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  August 9, 1999                  L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)