Form 10-Q
period 1999-09-30
ST JOSEPH LIGHT & POWER CO
filed 1999-11-09
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1999

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

Common Stock, without par value         8,251,875 shares
           (Class)              (Outstanding at October 31, 1999)

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

   Item 6. Exhibits and Reports on Forms 8-K..................13

Signature.....................................................14


                               PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ST. JOSEPH LIGHT & POWER COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                             Three Months Ended           Nine Months Ended
                                September 30                September 30
                            1999          1998         1999            1998
OPERATING REVENUES:
    Electric utility   $ 30,403,624 $ 29,767,259  $ 71,459,065  $   71,231,781
    Other utility         1,972,148    1,871,518     7,859,610       7,853,500
    Manufacturing         3,971,973    5,727,491    14,020,777      18,053,543
                         36,347,745   37,366,268    93,339,452      97,138,824
OPERATING EXPENSES:
    Production fuel       6,499,206    6,074,453    16,069,675      15,448,165
    Purchased power       4,086,977    4,012,551     9,694,786       8,216,616
    Gas purchased for
       resale               164,426      159,289     1,547,636       1,808,279
    Manufacturing cost
       of goods sold      3,550,951    4,840,510    11,796,717      15,038,149
    Other operations      5,249,315    5,353,539    16,162,878      16,886,409
    Merger-related
       expenses                 --           --      2,933,438              --
    Maintenance           1,793,551    1,903,205     6,216,610       5,624,919
    Depreciation          3,022,764    2,886,331     9,009,306       8,587,169
    Taxes other than
       income taxes       1,982,146    2,014,621     5,526,038       5,566,506
                         26,349,336   27,244,499    78,957,084      77,176,212
OPERATING INCOME          9,998,409   10,121,769    14,382,368      19,962,612

INTEREST CHARGES (Net)    1,784,513    1,669,447     5,353,551       5,146,259

OTHER INCOME (Net)          172,269      141,156       515,658         655,565

INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST      8,386,165    8,593,478     9,544,475      15,471,918

INCOME TAXES              3,128,855    3,391,346     4,003,581       5,851,437

INCOME BEFORE MINORITY
   INTEREST               5,257,310    5,202,132     5,540,894       9,620,481

MINORITY INTEREST IN
   INCOME (LOSS) OF
   SUBSIDIARY              (147,119)     (11,838)      (94,937)         15,014

NET INCOME             $  5,404,429 $  5,213,970  $  5,635,831  $    9,605,467

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING            8,241,328    8,114,921     8,196,056       8,087,920

BASIC EARNINGS PER
   AVERAGE COMMON SHARE       $0.66        $0.64         $0.69           $1.19

DILUTED EARNINGS PER
   AVERAGE COMMON SHARE       $0.65        $0.64         $0.68           $1.18


DIVIDENDS PAID PER
   COMMON SHARE               $0.25        $0.24         $0.75          $0.735


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS


                                          September 30,
                                              1999          December 31,
                                          (Unaudited)           1998
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   329,229,663   $   324,621,028
    Other                                   20,709,661        20,376,779
                                           349,939,324       344,997,807
    Less - Reserves for depreciation      (175,274,619)     (167,112,141)
                                           174,664,705       177,885,666
    Construction work in progress            6,642,309         3,668,931
                                           181,307,014       181,554,597

OTHER INVESTMENTS                            6,615,042         4,922,043

CURRENT ASSETS:
    Cash and cash equivalents                  558,315           371,768
    Receivables, net of reserves            13,623,492        10,160,025
    Accrued utility revenue                  3,182,796         3,673,848
    Manufacturing inventories                2,779,727         2,910,801
    Fuel                                     4,458,299         3,366,077
    Materials and supplies                   5,667,060         5,674,296
    Prepayments and other                    2,326,669         1,901,723
                                            32,596,358        28,058,538
DEFERRED CHARGES:
    Debt expense                             1,277,859         1,348,939
    Lease payments receivable                3,073,019         3,165,613
    Prepaid pension expense                 18,836,988        16,388,954
    Regulatory assets                       16,491,596        13,843,633
    Other                                    1,977,456         1,972,879
                                            41,656,918        36,720,018
                                       $   262,175,332   $   251,255,196

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    95,339,815   $    95,805,327
    Long-term debt                          72,633,346        73,515,018
                                           167,973,161       169,320,345

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                 1,273,607         1,368,544

CURRENT LIABILITIES:
    Outstanding checks in excess of
      cash balances                            307,457         3,512,473
    Current maturities of long-term
      obligations                            1,211,439         1,212,815
    Accounts payable                         9,797,394         9,987,970
    Notes payable                           16,158,000         7,290,000
    Accrued income and general taxes         5,624,291           823,006
    Accrued interest                         1,292,656         1,922,853
    Accrued vacation                         1,226,583         1,232,774
    Dividends declared                       2,055,750                --
    Other                                      626,245           678,774
                                            38,299,815        26,660,665
NON-CURRENT LIABILITIES AND DEFERRED
  CREDITS:
    Capital lease obligations                2,749,774         2,902,496
    Deferred income taxes                   32,292,999        31,822,287
    Investment tax credit                    3,384,106         3,689,152
    Accrued claims and benefits              2,531,089         1,832,991
    Deferred revenues                        2,050,457         2,137,719
    Regulatory liabilities                   8,440,159         8,440,159
    Other                                    3,180,165         3,080,838
                                            54,628,749        53,905,642
                                       $   262,175,332   $   251,255,196


                 See Notes to Consolidated Financial Statements.


                                 ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                              September 30,
                                                 1999          December 31,
                                               (Unaudited)        1998
  COMMON EQUITY:
   Common stock--authorized 25,000,000
    shares without par value, issued
    9,252,748 shares                     $     33,816,099 $   33,816,099
   Retained earnings                           70,892,185     73,450,443
   Other paid-in capital                        2,714,926      1,876,625
   Less-treasury stock, at cost,
    1,001,804 and 1,105,821 shares            (12,083,395)   (13,337,840)
                                               95,339,815     95,805,327

  LONG-TERM DEBT:
    First mortgage bonds -
     9.44% series due
     February 1, 2021                          22,500,000     22,500,000

    Unsecured pollution control
      revenue bonds- 5.85% series
      due February 1, 2013                      5,600,000      5,600,000


    Medium-term notes-
      7.13% due November 29, 2013               1,000,000      1,000,000
      7.16% due November 29, 2013               9,000,000      9,000,000
      7.17% due December 1, 2023                7,000,000      7,000,000
      7.33% due November 30, 2023               3,000,000      3,000,000
      8.36% due March 15, 2005                 20,000,000     20,000,000
                                               40,000,000     40,000,000

      Other long-term debt                      5,744,785      6,627,833

      Less current maturities                  (1,211,439)    (1,212,815)
                                               72,633,346     73,515,018
      Total capitalization               $    167,973,161 $  169,320,345



                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                               Three Months Ended         Nine Months Ended
                                 September 30               September 30
                               1999         1998         1999           1998
  Balance at beginning of
    period                 $ 69,601,925  $71,154,576 $ 73,450,443 $ 70,714,339
  Net income                  5,404,429    5,213,970    5,635,831    9,605,467
                             75,006,354   76,368,546   79,086,274   80,319,806
  Less-dividends on
    common stock             (4,114,169)  (3,977,269)  (8,194,089)  (7,928,529)

  Balance at end of period $ 70,892,185  $72,391,277 $ 70,892,185 $ 72,391,277


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Nine Months Ended
                                                   September 30
                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $    5,635,831 $   9,605,467
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                            9,375,506     9,166,522
     Pension expense                        (2,049,004)   (1,676,581)
     Deferred taxes and investment
      tax credit                               165,666       175,902
     Allowance for equity funds used
      during construction                      (78,763)     (182,417)
     Net changes in working capital items
      not considered elsewhere:
       Accounts receivable and accrued
        utility revenues                    (2,972,415)   (2,934,015)
       Inventories                            (953,912)      689,228
       Accounts payable and outstanding
        checks                              (3,395,592)   (3,561,959)
       Accrued income and general taxes      4,801,285     5,253,639
       Other, net                           (1,115,756)   (1,474,791)
   Net change in regulatory assets
    and liabilities                         (2,647,963)      398,964
   Net changes in other assets and
    liabilities                             (2,712,525)      816,526
 Net cash provided by operating
  activities                                 4,052,358    16,276,485

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant                       (6,040,105)  (11,984,097)
   Allowance for borrowed funds used
     during construction                        63,993       110,072
   Investments                              (1,691,106)      206,512
   Other                                        14,770        72,345
 Net cash used in investing
  activities                                (7,652,448)  (11,595,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Lines of credit increase (decrease)       8,868,000      (396,578)
   Principal payments under capital
     lease obligations                        (152,722)     (141,814)
   Long-term debt retired                   (2,113,729)   (2,558,702)
   Long-term debt issued                     1,230,681     3,020,061
   Common stock issued                       2,092,746     1,502,556
   Dividends paid                           (6,138,339)   (5,937,335)
 Net cash provided by (used in)
  financing activities                       3,786,637    (4,511,812)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                  186,547       169,505

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          371,768       350,385

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                        $       558,315 $     519,890


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                            $     5,959,161 $   6,444,191
    Income taxes, net of refunds        $     1,745,500 $   2,794,945


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

   The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year 1999.

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

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                      For the three months     For the nine months
                       ended September 30      ended September 30
                        1999        1998        1999        1998

 Denominator for
  basic EPS:
   Weighted average
    number of shares
    outstanding
    during the year  8,241,328   8,114,921   8,196,056   8,087,920

 Effect of dilutive
  securities:
   Contingently
    issuable shares
    pursuant to long-
    term incentive
    plan               19,236      15,123      21,060       15,123

   Directors' stock
    options            18,641      11,616      16,061       14,880

 Denominator for
  diluted EPS:      8,279,205   8,141,660   8,233,177    8,117,923



(3)  SEGMENTS OF BUSINESS

     The following table sets forth certain information regarding the Company's segments of business:


                        Electric    Manufactur    All        Totals
                        Utility        -ing      Other
THREE MONTHS
 ENDED SEPTEMBER 30,
  1999:
 Revenues from
  external customers $ 30,403,624 $ 3,971,973  $ 1,972,148  $ 36,347,745
 Segment profit
  (loss)             $  7,303,367 $  (177,503) $  (107,225) $  7,018,639
 Non-manufacturing
  interest expense
   (net)                                                      (1,630,806)
 Other income                                                     27,744
 Income taxes on
  other income                                                   (11,148)
 Consolidated net
  income                                                    $  5,404,429



                      Electric    Manufactur      All        Totals
                      Utility         -ing       Other
THREE MONTHS
 ENDED SEPTEMBER 30,
  1998:
 Revenues from
  external customers $ 29,767,259  $ 5,727,491  $ 1,871,518  $ 37,366,268
 Segment profit
  (loss)             $  6,779,939  $   (36,700) $  (140,622) $  6,602,617
 Non-manufacturing
  interest expense
   (net)                                                       (1,477,326)
 Other income                                                     144,802
 Income taxes on
  other income                                                    (56,123)
 Consolidated net
  income                                                     $  5,213,970

                        Electric   Manufactur      All        Totals
                         Utility     -ing         Other
NINE MONTHS
 ENDED SEPTEMBER 30,
  1999:
 Revenues from
  external customers $ 71,459,065  $ 14,020,777 $ 7,859,610  $ 93,339,452
 Segment profit
  (loss)             $ 10,554,241  $   (171,948)$    24,263  $ 10,406,556
 Non-manufacturing
  interest expense
   (net)                                                       (4,867,332)
 Other income                                                     161,496
 Income taxes on
  other income                                                    (64,889)
 Consolidated net
  income                                                     $  5,635,831




                        Electric    Manufactur      All        Totals
                        Utility       -ing         Other
NINE MONTHS ENDED
 SEPTEMBER 30,
  1998:
 Revenues from
  external customers $ 71,231,781  $ 18,053,543  $ 7,853,500  $ 97,138,824
 Segment profit
  (loss)             $ 13,396,526  $    (57,509) $   275,994  $ 13,615,011
 Non-manufacturing
  interest expense
   (net)                                                        (4,442,745)
 Other income                                                      691,206
 Income taxes on
  other income                                                    (258,005)
 Consolidated net
  income                                                      $  9,605,467



(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the agreement, each share of common stock of the Company, valued at $23 per share, will be exchanged for shares of UtiliCorp United Inc. common stock. The Agreement has been approved by a vote of the Company's shareholders at a special meeting, which was held June 16, 1999, and by the Public Utility Commissions of Colorado and West Virginia. The transaction is subject to several additional closing conditions, including approvals by the Federal Energy Regulatory Commission (FERC), the Department of Justice, the Federal Communications Commission, and the state commissions of Missouri, Iowa, and Minnesota. A joint application for approval of the merger was filed by the Company and UtiliCorp United Inc. with the Missouri Public Service Commission (PSC)on October 19, 1999. Management expects the merger to be completed in mid-2000. Additional merger-related expenses are expected to be incurred primarily in 2000, resulting in an after tax impact to earnings of approximately $4.4 million.

    The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends.

(5) RATE MATTERS

   On December 1, 1998, the Company filed separate rate cases before the PSC asking for price increases of approximately $6,100,000, $50,000, and $275,000 for electric, natural gas, and industrial steam, respectively. An earlier electric earnings complaint filed by the PSC staff, requesting a reduciton of $6.4 million, was consolidated with the Company's electric case.

Stipulated agreements were reached between the Company and other parties to the cases and were approved by the PSC. Under the agreements, the Company will reduce annual electric revenues by $2.5 million and annual industrial steam revenues by $25,000. There will be no change in natural gas prices. The new prices reflecting the reductions will be effective for service rendered on and after October 31, 1999. The Company expects the revenue reductions and accounting method changes required by the agreements to result in a negligible effect on 1999 earnings, with annual reductions of approximately $500,000 thereafter.

(6)CONTINGENCIES

   In April 1999, the FERC issued an order directing the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, to refund payments for transmission charges assessed from March 1997 through March 1999. The FERC disagrees with the method MAPP was using to assess transmission charges for transactions with non-member entities.

   Fifteen MAPP transmission providers, including St. Joseph Light & Power Company, filed a petition for rehearing on the FERC's order, which was denied by the FERC. The Company, therefore, made the required payment of $596,520 in October 1999. St. Joseph Light & Power Company is participating in a joint appeal of the FERC's order.


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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

     Electric operating revenues increased $.6 million, or 2%, as a result of several offsetting factors. Sales for resale revenue increased 137% for the period due to a significant growth in the volume of sales coupled with higher market prices in July.
Strong retail sales to the industrial and commercial classes of customers also contributed to the growth of electric revenues reflecting the continued economic growth in the service territory. Partially offsetting these increases was a 4% decrease in retail sales to the residential class due to milder weather than in the prior year.

     Other utility revenues increased 5% primarily due to slight growth in both natural gas and industrial steam segment sales, which benefited from cooler temperatures and favorable economic conditions during the period.

     Total energy costs (production fuel and purchased power) increased 5% for the period primarily due to increased system requirements, higher demand charges, higher per unit costs for purchased energy, and increased purchases of power for resale. The Company expects these higher prices for purchased energy to continue.

     Manufacturing revenues and related manufacturing cost of goods sold at Percy Kent were lower primarily due to reduced demand and the loss of two major customers. The net results for Percy Kent were insignificant for the period.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

   Electric operating revenues were up $227,000 for the period mostly due to increased sales for resale in the third quarter. Reductions in retail residential and other electric revenues were offset by strong growth in the commercial and industrial retail sectors.

   Total energy costs (production fuel and purchased power) increased 9% for the period reflecting increased system requirements, higher demand charges, and increased per unit costs for purchased energy.

    Manufacturing revenues and related manufacturing cost of goods sold at Percy Kent were lower primarily due to reduced demand and the loss of two major customers. The net results for Percy Kent were insignificant for the period.

   The merger-related expenses are the result of the propsed merger with UtiliCorp United Inc. See Note 4, Proposed Merger, in the Notes to Consolidated Financial Statements. Most of these merger-related expenses are not deductible for income tax purposes.

   Maintenance expense was higher during the first nine months of 1999, primarily due to increased maintenance requirements at the Lake Road plant. In addition, a favorable litagation settlement with a vendor reduced expenses in the prior period.


REGULATORY ASSETS

   Certain expenses and credits, normally reflected in income as incurred, are accounted for as assets when included in rates and recovered from or refunded to customers in accordance with Statement of Financial Accounting Standards No. 71. In the second quarter of 1999, the Company established additional regulatory assets of $3.4 million for fuel contract settlement costs resulting from the Iatan coal contract that was renegotiated on April 1, 1999.


 LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong cash flow. Lower cash flow from operating activities for the period was primarily due to merger-related expenses and increased power costs. At September 30, 1999, the Company had $558,000 in cash and temporary investments.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At September 30, 1999, the Company had available lines of credit of $11.3 million. In addition, Percy Kent's secured credit agreement had an available balance of $2.4 million.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $3.2 million for the remainder of 1999. The Company expects to finance these expenditures through a combination of internally generated funds and external financing.



IMPACT OF THE YEAR 2000 ISSUE

   The Company has completed remediation and testing for the Year 2000 issue. Contingency plans for critical functions have been developed and are being reviewed and revised as necessary. Total costs of Year 2000 preparations are expected to be less than $1 million, excluding the costs of the redeployment of existing resources.

   In April and September 1999, the Company participated in Year 2000 drills conducted by the North American Electric Reliability Council (NERC), which is coordinating Year 2000 preparations of the electric power industry. The purpose of the drills was to test for Year 2000 readiness of primary and secondary communications systems used to operate the electric power grids of the United States. The exercises were considered successful as communications were maintained internally and with interconnecting utilities.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. No Current Report on Form 8-K was filed during the quarter ended September 30, 1999.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  November 9, 1999                  L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)