Form 10-K405
period 1999-12-31
ST JOSEPH LIGHT & POWER CO
filed 2000-03-30
CIK 86251

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended       December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the registrant's outstanding common stock, based on the closing price therefor on the New York
Stock Exchange at February 29, 2000, was $167,417,847.
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value          8,267,548  shares
-------------------------------    -----------------------------
          (Class)              (Outstanding at February 29,2000)

               DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
  Portions of the 2000 Definitive Proxy Statement for the 2000 annual meeting are incorporated by reference into Part III, excluding therefrom the sections titled "Report of Compensation Committee" and "Cumulative Total Shareholder Return."
  The 1999 Annual Report to Shareholders and the 2000 Definitive Proxy Statement will be mailed to shareholders on or about April 10, 2000.


                             PART I


ITEM 1 - BUSINESS.

   St. Joseph Light & Power Company is a Missouri corporation, incorporated in 1895. SJLP Inc., its wholly owned subsidiary, was formed in September 1996 to pursue investments in non-utility areas. Collectively, these entities are referred to as the "Company."

   The Company is engaged primarily in the generation, transmission and distribution of electric energy to customers in its ten-county service territory in northwest Missouri. It supplies this service in St. Joseph, the headquarters city, and 52 other incorporated communities and the intervening rural territory. The service area contains approximately 3,300 square miles. At December 31, 1999, there were approximately 63,000 electric customers. In 1999, electric revenues accounted for 75% of total operating revenues. Natural gas for residential, commercial and industrial purposes is provided to customers in Maryville, a state university town of about 10,000, and 14 other smaller communities in northwest Missouri. Natural gas revenues accounted for 4% of total operating revenues in 1999. Currently there are about 6,400 natural gas customers. The Company supplies industrial steam to six customers in St. Joseph. Industrial steam revenues accounted for 5% of total operating revenues in 1999.

   Effective May 31, 1997, SJLP Inc. acquired a controlling interest in Percy Kent, a manufacturer of multiwall and small paper bags, primarily for food products, agricultural products, specialty chemicals, pet foods and other consumer packaging companies throughout the United States. In 1999, manufacturing revenues accounted for 16% of total operating revenues.

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the Agreement, each share of common stock of the Company will be valued at $23.00 per share when exchanged for UtiliCorp United Inc. common stock. The Agreement was approved by a vote of the Company's shareholders at a special meeting in 1999, and by the Public Utility Commissions of Colorado, West Virginia, Iowa and Minnesota. The transaction is subject to several additional closing conditions, including approval by the Federal Energy Regulatory Commission, the Department of Justice, the Federal Communications Commission, and the Missouri Public Service Commission (PSC). The PSC has scheduled hearings in July 2000. Management expects the merger to be completed in the fall of 2000.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

   The Company's principal fuel for electric generation is coal.
Small amounts of natural gas and oil are also used. During 1999, fuels utilized for electric generation consisted of 90% coal and 10% gas and oil.

   The Company, Kansas City Power & Light Company (KCP&L) and The Empire District Electric Company (EDE), the joint owners of the Iatan plant, have a twenty-year agreement with a Wyoming mine for low sulfur western coal. The agreement provides for approximately two million tons of coal per year through 2003. The coal is delivered by rail under an agreement, which extends through 2000. The remaining coal requirements at the Iatan plant are met with short-term purchase agreements.

   The Lake Road plant now burns 100% low-sulfur western coal with the majority supplied by a Wyoming mine under a two-year agreement that expires in 2001. The Company also has a one-year contract to supply additional western coal in 2000. Management anticipates meeting remaining 2001 coal requirements for the

plant with present inventory, short-term contracts and spot purchases. The Company's rail contract provides for a minimum of 180,000 tons per year and expires at the end of 2001.

   Lake Road natural gas requirements are met with purchases from regional suppliers and transported under the industrial tariffs of Missouri Gas Energy as an interruptible customer. The Company meets all of its oil requirements through short-term agreements and spot purchases.

   The Company acquires its natural gas for resale on the open market and with short-term contracts. An agreement with ANR Pipeline Company provides natural gas storage and transportation services until 2003. Management believes the arrangement is sufficient to fulfill its natural gas requirements.

FRANCHISES.

   The Company currently holds non-exclusive franchises for its electric utility operations in substantially all of the incorporated portions of its service area. The Company holds a perpetual electric franchise without limitation of time in St. Joseph. Franchises in 51 additional incorporated municipalities expire in various years until 2020. One small community is served without a franchise.

   The Company holds gas franchises in each of the 15 communities served, expiring in various years until 2020.

COMPETITION.

   There are three rural electric cooperatives (RECs) serving approximately 30,000 customers within the Company's service area.
These RECs purchase their total power requirements from generating and transmission cooperatives which are financed partially by government loans or grants.

   Two municipally owned electric distribution systems are located in the Company's territory serving approximately 900 customers.

   The Company's rates are significantly lower than the RECs and municipally owned systems in the area and also compare very favorably with other investor-owned utilities in the region. Further competition information is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report to Shareholders, pages 5-12, which is Exhibit 13 hereto.

FINANCIAL INFORMATION ABOUT SEGMENTS OF BUSINESS.

   This information is incorporated by reference to Note 8 of the Notes to Consolidated Financial Statements in the 1999 Annual
Report to Shareholders, pages 25-26, which is Exhibit 13 hereto.

ENVIRONMENTAL REQUIREMENTS.

   This information is incorporated by reference to Management's
Discussion and Analysis of Financial Condition and Results of
Operations of the 1999 Annual Report to Shareholders, pages 5-12, which is Exhibit 13 hereto.

NUMBER OF EMPLOYEES.

   There were 317 full-time employees and 4 part-time employees at December 31, 1999.

ITEM 2 - PROPERTIES.

   The Company has an agreement with KCP&L and EDE for joint ownership of the coal-burning generating plant at Iatan, Missouri. The Company's 18% share of this plant is 121 megawatts
(mw) of net capability. Refer to "Jointly Owned Iatan Plant" incorporated by reference to Note 1 of Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders, page 19, which is Exhibit 13 hereto.

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

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following are the executive officers of the Company:

T. F. STEINBECKER, President. Age 54. BSBA and MBA, University of Missouri and CPA. Employed by the Company in 1975;
     executive capacity since 1976; present position since May
     1986.

G. L. MYERS, Vice President, General Counsel and Secretary.  Age
     46. AB, Washington University. JD, University of Missouri-Kansas City. Employed by the Company and executive capacity since 1979; General Counsel and Secretary from May 1989 - January 1996; present position since February 1996.

L. J. STOLL, Vice President--Finance, Treasurer and Assistant Secretary. Age 47. BSBA, Missouri Western State College. MBA, Northwest Missouri State University. Employed by the Company in 1975; executive capacity since 1980; present position since May 1986.

J. A. STUART, Vice President--Customer Services and Energy
     Delivery.  Age 46.  BSEE, California Polytechnic State
     University. Employed by the Company in present position since 1994.


D. V. SVUBA, Vice President--Energy Supply.  Age 57.  BSEE, Iowa
     State University. MSEE, University of Missouri. Employed by the Company in 1966; executive capacity since 1990;
     present position since November 1990.

   Each officer is covered by a three-year employment agreement.
There are no family relationships between any officers of the Company.

                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

   Information regarding the principal market for the Company's common stock, the market prices and the dividends paid on such stock for the past two years is incorporated by reference to the 1999 Annual Report to Shareholders, page 29, which is Exhibit 13 hereto.

   There were 4,688 holders of record of the Company's common stock as of February 3, 2000, the record date fixed for the dividend paid on February 18, 2000.

ITEM 6 - SELECTED FINANCIAL DATA.

   This information is incorporated by reference to the 1999
Annual Report to Shareholders, page 4, which is Exhibit 13 hereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

   This information is incorporated by reference to the 1999
Annual Report to Shareholders, pages 5-12, which is Exhibit 13 hereto.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   This information is incorporated by reference to the 1999
Annual Report to Shareholders, pages 13-27, which is Exhibit 13 hereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                            PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT.

   Information required by Item 10 regarding directors is not answered for the reason that the registrant will, within 120 days after the close of the fiscal year, file with the Securities and Exchange Commission a "Definitive Proxy Statement" pursuant to Regulation 14A of the Securities Exchange Act of 1934. The information required is incorporated by reference to such Definitive Proxy Statement. Certain information

concerning the executive officers of the Company is set forth in
Part I under the caption "Executive Officers of the Registrant."


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

                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

Financial Statements:

   This information is incorporated by reference (as set forth below) to the 1999 Annual Report to Shareholders, which is
Exhibit 13 hereto.

   Consolidated Statements of Income, page 13
   Consolidated Balance Sheets, page 14
   Consolidated Statements of Cash Flows, page 15
   Consolidated Statements of Capitalization, pages 16-17
   Consolidated Statements of Retained Earnings, page 17
   Consolidated Statements of Taxes, page 18
   Notes to Consolidated Financial Statements, pages 19-26
   Responsibility for Financial Statements, page 27
   Report of Independent Public Accountants, page 27

FINANCIAL STATEMENT SCHEDULES:

Schedule II-Valuation and Qualifying Accounts - For the years ended December 31, 1999, 1998 and 1997 (page 11).

   Schedules not listed above are omitted because of absence of conditions under which they are required or because the required information is included in the financial statements submitted.


LIST OF EXHIBITS:
Exhibit  2     -Agreement and Plan of Merger dated March 4,
               1999 between UtiliCorp United Inc. and St. Joseph Light & Power Company, which is incorporated by reference to Exhibit 2 in File No. 333-77703 filed by UtiliCorp United Inc.

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

           (c)- Medium-Term Notes Issuing and Paying Agency Agreement dated as of November 19, 1993 between the Company and Harris Trust and Savings Bank, which is incorporated by reference to the 1995 Form 10-K.

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

Exhibit 10(a) -Coal Freight Agreement between Burlington
              Northern Railroad Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This exhibit is incorporated by reference to page 17 of the 1986 Form 10-K. Amendment to Coal Freight Agreement, as amended on May 20, 1995, is incorporated by reference to the 1995 Form 10-K.

          (b)  -Coal Supply Agreement between Atlantic
              Richfield Company, Seller, and Kansas City Power & Light Company, St. Joseph Light & Power Company and The Empire District Electric Company, Buyers. This exhibit is incorporated by reference to page 17 of the 1983 Form 10-K.

          (c) -CFSI Agreement which is incorporated by reference to page 17 of the 1989 Form 10-K.

          (d)  - ** Form of Key Management Employment
              Agreements which is incorporated by reference to page 18 of the 1990 Form 10-K. Amendment to Key Management Employment Agreements dated December 1, 1993, which is incorporated by reference to page
              18 of the 1993 Form 10-K. Form of Amendment to Amended and Restated Employment Contract dated March 20, 1996 and Form of Amendment to Amended and Restated Employment Agreement dated January 7, 1999, which are incorporated by reference to
              Exhibit 10(d) to the 1998 Form 10-K.


          (e)  -Directors Indemnification Agreement,
              which is incorporated by reference to page 19 of the 1993 Form 10-K.

          (f)  -** Supplemental Executive Retirement
              Plan which is incorporated by reference to page 19 of the 1990 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended on November
              17, 1993, which is incorporated by reference to page 20 of the 1993 Form 10-K. Amendment to Supplemental Executive Retirement Plan as amended and restated January 1, 1999, which is incorporated by reference to Exhibit 10(f) to the 1998 Form 10-K.

          (g)  -Gas Service Agreements with ANR Pipeline
              Company, which are incorporated by reference to page 21 of the 1993 Form 10-K.

          (h)  -** 1998 Long-Term Incentive Plan which
              is incorporated by reference to the May 20, 1998 Proxy Statement. Officers' Long-Term Incentive Plan dated January 1, 1999, which is incorporated by referene to Exhibit 10(h) to the 1998 Form 10-K.

          (i)  -Purchased power agreement with Nebraska
              Public Power District, which is incorporated by reference to Exhibit 10(j) to the 1996 Form 10-K.

          (j) - ** Officers' Annual Bonus Plan, which is incorporated by reference to Exhibit 10(k) to the 1997 Form 10-K.

          (k) -** SJLP Inc. Officers' Incentive Plan, which is incorporated by reference to Exhibit
              10(k) to the 1998 Form 10-K.


Exhibit 13   -* The 1999 Annual Report to Shareholders.

Exhibit 21   -Subsidiaries of Registrant, which is
              incorporated by reference to Exhibit 21 to the 1997 Form 10-K.

Exhibit 23   -* Consent of Independent Public Accountants.

Exhibit 27   -*   Financial Data Schedule.
          _________________________________
           *  Filed herewith.
           ** Exhibits marked with a double asterisk relate to management contracts or compensatory arrangements.

REPORTS ON FORM 8-K:

No Current Report on Form 8-K was filed during the quarter ended
December 31, 1999.



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. Joseph Light & Power Company:
   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in St. Joseph Light & Power Company's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Kansas City, Missouri,
January 21, 2000


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ST. JOSEPH LIGHT & POWER COMPANY
                                           (Registrant)


March 15, 2000                     By /s/ T.F. Steinbecker
                                          T.F. Steinbecker,
                                          President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T.F. Steinbecker   President & Director        March 15, 2000
    T.F. Steinbecker   (Chief Executive Officer)

/s/ L.J. Stoll         Vice President-Finance,     March 15, 2000
    L.J. Stoll         Treasurer & Assistant
                       Secretary (Principal
                       Financial & Accounting
                       Officer)

/s/ J.P. Barclay, Jr.  Director                    March 15, 2000
    J.P. Barclay, Jr.

/s/ D.A. Beck          Director                    March 15, 2000
    D.A. Beck

/s/ D.A. Burkhardt     Director                    March 15, 2000
    D.A. Burkhardt

/s/ J.P. Carolus       Director                    March 15, 2000
    J.P. Carolus

/s/ W.J. Gremp         Director                    March 15, 2000
    W.J. Gremp

/s/ D.W. Shinneman     Director                    March 15, 2000
    D.W. Shinneman

/s/ R.L. Simpson       Director                    March 15, 2000
    R.L. Simpson

/s/ G.R. Sprong        Director                    March 15, 2000
    G.R. Sprong



                          ST. JOSEPH LIGHT & POWER CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

Accumulated Provision for
  Uncollectible Accounts:

  December 31, 1999           $  281,592$  223,600  $        -  $  194,813(1)   $  310,379
  December 31, 1998           $  270,028$  272,450  $        -  $  260,886(2)   $  281,592
  December 31, 1997           $  232,018$  218,224  $        -  $  180,214(3)   $  270,028

Other reserves-

Accumulated Provision for
  Injuries and Damages:

  December 31, 1999           $  464,808$   19,027  $    5,402 $   214,297      $  274,940
  December 31, 1998           $  357,030$  181,933  $    5,274 $    79,429      $  464,808
  December 31, 1997           $  392,547$   81,304  $   14,219 $   131,040      $  357,030

Accumulated Provision for
  Major Medical:

  December 31, 1999           $  105,525$1,300,151  $  339,384  $1,639,535      $  105,525
  December 31, 1998           $  105,525$1,131,796  $  299,227  $1,431,023      $  105,525
  December 31, 1997           $    5,525$ 1,262,902 $  297,971  $1,460,873      $  105,525

Accumulated Provision for
  Other Post Employment
  Benefits:

  December 31, 1999           $1,298,544$  962,381  $  251,214  $1,274,787      $1,237,352(4)
  December 31, 1998           $1,343,394$  946,844  $  231,725  $1,223,419      $1,298,544(5)
  December 31, 1997           $1,356,468$  996,974  $  198,567  $1,208,615      $1,343,394(6)


(1)  Net of $146,413 recovery on accounts previously charged off.
(2)  Net of $149,349 recovery on accounts previously charged off.
(3) Net of $204,682 recovery on accounts previously charged off and $75,000 reserve of Percy Kent Bag Co., Inc. on acquisition date.
(4)  Includes Iatan reserve of $139,191.
(5)  Includes Iatan reserve of $153,001.
(6)  Includes Iatan reserve of $172,272.

