Form 10-Q
period 2000-03-31
ST JOSEPH LIGHT & POWER CO
filed 2000-05-15
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2000

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

Common Stock, without par value         8,267,548 shares
           (Class)              (Outstanding at April 28, 2000)

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

              Statements of Retained Earnings..................5

              Statements of Cash Flows.........................6

              Notes to Consolidated Financial Statements.......7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................9

Part II.   Other Information

   Item 1. Legal Proceedings..................................11

   Item 2. Changes in the Rights of the Company's Security
           Holders............................................11

   Item 3. Default Upon Senior Securities.....................11

   Item 4. Submission of Matters to a Vote of Security
           Holders............................................11

   Item 5. Other Information..................................11

   Item 6. Exhibits and Reports on Forms 8-K..................11

Signature.....................................................12


                 PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                 ST. JOSEPH LIGHT & POWER COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                           Three Months Ended
                                                March 31
                                              2000          1999
OPERATING REVENUES:
    Electric utility                    $ 19,645,109 $ 19,645,347
    Other utility                          3,656,741    3,673,055
    Manufacturing                          5,290,981    5,367,171
                                          28,592,831   28,685,573
OPERATING EXPENSES:
    Production fuel                        4,770,302    4,808,693
    Purchased power                        3,060,338    2,543,347
    Gas purchased for resale               1,050,137    1,099,457
    Manufacturing cost of goods sold       4,357,860    4,492,799
    Other operations                       4,641,646    5,586,570
    Merger-related expenses                  124,058    1,117,250
    Maintenance                            2,214,714    1,692,242
    Depreciation                           2,995,849    2,986,489
    Taxes other than income taxes          1,764,659    1,770,784
                                          24,979,563   26,097,631
OPERATING INCOME                           3,613,268    2,587,942

INTEREST CHARGES (Net)                     1,903,861    1,717,193

OTHER INCOME (Net)                           320,927      172,531

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                          2,030,334    1,043,280

INCOME TAXES                                 456,883      626,144

INCOME BEFORE MINORITY INTEREST            1,573,451      417,136

MINORITY INTEREST IN INCOME OF               227,185        3,299
SUBSIDIARY

NET INCOME                              $  1,346,266 $    413,837

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                8,267,548    8,158,109

BASIC AND DILUTED EARNINGS PER AVERAGE
COMMON SHARE                                   $0.16        $0.05

DIVIDENDS PAID PER COMMON SHARE                $0.25        $0.25


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                              2000          December 31,
                                          (Unaudited)           1999
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   335,692,595  $    333,512,749
    Other                                   21,172,115        20,912,132
                                           356,864,710       354,424,881
    Less - Reserves for depreciation      (181,097,133)     (178,056,693)
                                           175,767,577       176,368,188
    Construction work in progress            5,970,461         5,660,576
                                           181,738,038       182,028,764

OTHER INVESTMENTS                            4,545,561         6,741,478

CURRENT ASSETS:
    Cash and cash equivalents                1,149,533           353,774
    Receivables, net of reserves             8,598,503        10,013,747
    Accrued utility revenue                  2,971,195         3,305,683
    Manufacturing inventories                2,949,391         3,187,268
    Fuel                                     3,675,155         4,641,063
    Materials and supplies                   5,664,920         5,625,927
    Prepayments and other                    2,230,371         3,100,615
                                            27,239,068        30,228,077
DEFERRED CHARGES:
    Debt expense                             1,219,674         1,248,767
    Lease payments receivable                3,011,290         3,042,155
    Prepaid pension expense                 21,599,258        20,001,265
    Regulatory assets                       16,133,098        16,445,760
    Other                                    1,674,437         1,589,778
                                            43,637,757        42,327,725
                                       $   257,160,424  $    261,326,044

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    93,400,310   $     96,187,818
    Long-term debt                          68,503,008         68,597,536
                                           161,903,318        164,785,354

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                1,539,700          1,312,515

CURRENT LIABILITIES:
    Outstanding checks in excess of
      cash balances                            300,937         3,610,873
    Current maturities of long-term
      obligations                            5,255,845         5,685,297
    Accounts payable                         8,508,529         9,395,499
    Notes payable                           18,616,000        17,762,000
    Accrued income and general taxes         1,145,195           397,920
    Accrued interest                           599,881         1,982,960
    Accrued vacation                         1,403,696         1,246,619
    Dividends declared                       2,066,887              --
    Other                                      655,765           686,457
                                            38,552,735        40,767,625

  NON-CURRENT LIABILITIES AND DEFERRED
     CREDITS:
    Capital lease obligations                2,643,141         2,696,951
    Deferred income taxes                   33,163,510        32,610,148
    Investment tax credit                    3,175,300         3,279,211
    Accrued claims and benefits              1,851,282         1,586,124
    Deferred revenues                        1,992,530         2,021,468
    Regulatory liabilities                   8,811,770         8,811,770
    Other                                    3,527,138         3,454,878
                                            55,164,671        54,460,550
                                       $   257,160,424   $   261,326,044


                 See Notes to Consolidated Financial Statements.


                                  ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                               March 31,
                                                 2000         December 31,
                                              (Unaudited)          1999
  COMMON EQUITY:
  Common stock--authorized 25,000,000
    shares, without par value,issued
    9,252,748 shares                      $     33,816,099 $   33,816,099
  Retained earnings                             68,588,248     71,375,756
  Other paid-in capital                          2,879,114      2,879,114
  Less--treasury stock, at cost,
    985,200 shares                             (11,883,151)   (11,883,151)
                                                93,400,310     96,187,818

  LONG-TERM DEBT:
  First mortgage bonds-
   9.44% series due February 1, 2021            22,500,000     22,500,000

  Unsecured pollution control revenue bonds-
   5.85% series due February 1, 2013             5,600,000      5,600,000

  Unsecured medium-term notes-
   7.13% due November 29, 2013                   1,000,000      1,000,000
   7.16% due November 29, 2013                   9,000,000      9,000,000
   7.17% due December 1, 2023                    7,000,000      7,000,000
   7.33% due November 30, 2023                   3,000,000      3,000,000
   8.36% due March 15, 2005                     20,000,000     20,000,000
                                                40,000,000     40,000,000

  Other long-term debt                           5,658,853      6,182,833

  Less current maturities                       (5,255,845)    (5,685,297)
                                                68,503,008     68,597,536
    Total capitalization                 $     161,903,318 $  164,785,354



                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended
                                         March 31
                                  2000              1999
  Balance at beginning of  $                 $
    period                      71,375,756        73,450,443
  Net income                     1,346,266           413,837
                                72,722,022        73,864,280
  Less-dividends on common
    stock                       (4,133,774)       (4,079,919)

  Balance at end of period $    68,588,248   $    69,784,361


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended
                                                   March 31
                                             2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $    1,346,266 $     413,837

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                               3,209,302     3,123,474
  Pension expense                           (1,238,893)     (585,899)
  Deferred taxes and investment tax
   credit                                      449,451      (155,175)
  Allowance for equity funds used during
   construction                                   --         (44,386)

 Net changes in working capital items
    not considered elsewhere:
   Accounts receivable and accrued
    utility revenue                          1,749,732     (125,493)
   Inventories                               1,164,792    (543,613)
   Accounts payable and outstanding
    checks                                  (4,196,906)  (3,527,558)
   Accrued income and general taxes            747,275    1,322,377
   Other, net                                 (386,448)     426,957
 Net change in regulatory assets and
    liabilities                                312,662      117,714
 Net changes in other assets & liabilities      71,336   (1,283,670)
    Net cash provided by (used in)
      operating activities                   3,228,569     (861,435)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant                         (2,838,050)  (2,007,620)
 Allowance for borrowed funds used
   during construction                          35,931       32,666
 Investments                                 2,195,917     (169,803)
 Other                                        (35,931)       11,719
   Net cash used in investing activities     (642,133)   (2,133,038)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Lines of credit increase                     854,000     5,195,000
 Principal payments under capital lease
  obligations                                 (53,810)      (49,967)
 Long-term debt retired                      (523,980)     (779,800)
 Long-term debt issued                           --         369,739
 Common stock issued                             --         432,457
 Dividends paid                            (2,066,887)   (2,037,094)
   Net cash (used in) provided by
     financing activities                  (1,790,677)    3,130,335

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                           795,759        135,862

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                  353,774        371,768

CASH AND CASH EQUIVALENTS END OF
  PERIOD                                $  1,149,533   $    507,630


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

       Interest                            $    3,293,779 $   2,386,400
       Income taxes, net of refunds        $         --   $     300,000



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

GENERAL:   The unaudited consolidated financial statements
included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

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

   The results for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year 2000.

NEW ACCOUNTING PRONOUNCEMENT:  Statement of Financial Accounting
Standards (SFAS) 133, " Accounting for Derivative Instruments and
Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000.

     The Company is continuing to study the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of its adoption. For further discussion refer to Note 1 in Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                                                   Three Months
                                                  Ended March 31
                                                 2000        1999

 Denominator for basic EPS:
  Weighted average number of shares
  outstanding during the year                 8,267,548    8,158,109


  Effect of dilutive securities:
   Contingently issuable shares pursuant
    to long-term incentive plan                  18,316       22,221
   Directors' stock options                      17,155       11,137

  Denominator for diluted EPS                 8,303,019    8,191,467

3) SEGMENTS OF BUSINESS

   The following table sets forth certain information regarding the Company's segments of business:


                             Electric
                             Utility   Manufacturing   All Other     Totals

Quarter ended March 31,2000:

Revenues from external
 customers                 $19,645,109  $5,290,981  $3,656,741  $28,592,831

Segment profit (loss)      $ 2,421,722  $  212,079  $  437,533  $ 3,071,334
Non-manufacturing interest
 expense (net)                                                   (1,719,559)
Other income                                                        (10,272)
Income taxes on other
 income                                                               4,763
Consolidated net income                                          $1,346,266



Quarter ended March 31,1999:

Revenues from external
 customers                   $19,645,347 $5,367,171  $3,673,055  $28,685,573

Segment profit (loss)        $1,676,791  $ (20,945)  $  243,227  $ 1,899,073
Non-manufacturing interest
 expense (net)                                                    (1,549,582)
Other income                                                         107,510
Income taxes on other
 income                                                              (43,164)
Consolidated net income                                            $ 413,837

(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a stategic business combination. Under terms of the agreement, each share of common stock of the Company will be valued at $23.00 per share of UtiliCorp United Inc. common stock. The Agreement was approved by a vote of the Company's shareholders at a special meeting in 1999, and by the Public Utility Commissions of Colorado, West Virginia, Iowa and Minnesota. The transaction is subject to several additional closing conditions, including approval by the Federal Energy Regulatory Commission, the Department of Justice, the Federal Communications Commission and the Missouri Public Service Commission (PSC). The PSC has scheduled hearings in July
2000.   Management expects the merger to be completed in the fall
of 2000. Additional merger-related expenses are expected to be incurred in the remainder of 2000, resulting in an after tax impact to earnings of approximately $4.4 million.

   The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends other than regular quarterly cash dividends.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of
Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's
1999 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

     Electric operating revenues remained stable for the period with increased sales for resale offsetting slightly lower retail revenue. Retail revenues were down 1% despite a 1.5% increase in sales. Increased commercial and industrial sales more than offset reduced residential sales which were lower due to milder than normal winter temperatures. Although retail sales increased, the change in sales mix and the effect of a $2.5 million annual rate reduction, that was effective October 31, 1999, resulted in a slight decline in electric revenue.
Increased availability of power in the area resulted in additional sales for resale during the period.

     Total energy costs (production fuel and purchased power) increased 6.5% for the period reflecting increased system requirements, replacement energy required by a scheduled outage at the Iatan generating station, and increased per unit costs for purchased power.

     Other operations decreased primarily due to lower pension expenses resulting from an accounting change ordered by the Missouri Public Service Commission in the October 1999 rate order and to better than expected investment returns.

     The merger-related expenses are related to the proposed merger with UtiliCorp Unied Inc. See Note 4, Propsed Merger, in the Notes to Consolidated Financial Statements. The majority of merger-related expenses is not deductible for income tax purposes.

     The increase in maintenance expenses reflect the scheduled overhaul at the Iatan station. The outage which began March 10, is expected to be completed in early May.

     Other income was higher primarily due to a favorable settlement of Percy Kent's medical claims.

LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong cash flow. Negative cash flow from operating activities in the prior year was primarily due to merger-related expenses and increased energy costs. At March 31, 2000, the Company had $1.1 million in cash and temporary investments.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At March 31, 2000, the Company had available lines of credit of $3 million. In addition, Percy Kent's secured credit agreement had an available balance of $1.9 million.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $8.8 million for the remainder of 2000. The Company expects to finance these expenditures primarily through internally generated funds supplemented by external financing as necessary.


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


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  May 12, 2000                     L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)