Form 10-Q
period 2000-06-30
ST JOSEPH LIGHT & POWER CO
filed 2000-08-14
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2000

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

Common Stock, without par value         8,269,548 shares
           (Class)              (Outstanding at July 31, 2000)

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

   Item 6. Exhibits and Reports on Forms 8-K..................13

Signature.....................................................14


                              PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ST. JOSEPH LIGHT & POWER COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                           Three Months Ended           Six Months Ended
                                                 June 30                    June 30
                                              2000          1999         2000         1999
OPERATING REVENUES:
    Electric utility                    $ 22,028,024 $ 21,410,095  $ 41,673,133  $41,055,442
    Other utility                          2,080,749    2,214,406    5,737,489     5,887,461
    Manufacturing                          4,270,975    4,681,633    9,561,956    10,048,804
                                          28,379,748   28,306,134   56,972,578    56,991,707
OPERATING EXPENSES:
    Production fuel                        3,843,775    4,761,777    8,614,077     9,570,470
    Purchased power                        6,734,841    3,064,462    9,795,179     5,607,808
    Gas purchased for resale                 283,062      283,753    1,333,199     1,383,210
    Manufacturing cost of goods sold       3,750,982    3,752,967    8,108,842     8,245,766
    Other operations                       4,428,384    5,326,992    9,070,030    10,913,563
    Merger-related expenses                   50,228    1,816,189      174,286     2,933,438
    Maintenance                            2,885,861    2,730,817    5,100,575     4,423,059
    Depreciation                           3,067,943    3,000,053    6,063,791     5,986,542
    Taxes other than income taxes          1,750,012    1,773,107    3,514,671     3,543,892
                                          26,795,088   26,510,117   51,774,650    52,607,748
OPERATING INCOME                           1,584,660    1,796,017    5,197,928     4,383,959

INTEREST CHARGES (Net)                     1,875,255    1,851,845    3,779,115     3,569,038

OTHER INCOME                                  76,542      170,857      397,469       343,388

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                          (214,053)      115,029    1,816,282     1,158,309

INCOME TAXES                               (169,192)      248,582      287,691       874,726

INCOME BEFORE MINORITY INTEREST             (44,861)    (133,553)    1,528,591       283,583

MINORITY INTEREST IN INCOME (LOSS) OF
  SUBSIDIARY                                (97,820)       48,883      129,365        52,182

NET INCOME                              $     52,959 $  (182,436)  $  1,399,226  $    231,401

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              8,268,537    8,187,817    8,268,043     8,173,045

BASIC AND DILUTED EARNINGS PER AVERAGE         $0.01      ($0.02)        $0.17         $0.03
COMMON SHARE


DIVIDENDS PAID PER COMMON SHARE                $0.25        $0.25        $0.50         $0.50


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                                              June 30,
                                              2000          December 31,
                                          (Unaudited)           1999
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   336,989,944   $   333,512,749
    Other                                   21,257,276        20,912,132
                                           358,247,220       354,424,881
    Less - Reserves for depreciation     (183,474,805)     (178,056,693)
                                           174,772,415       176,368,188
    Construction work in progress            8,451,915         5,660,576
                                           183,224,330       182,028,764

OTHER INVESTMENTS                            4,587,926         6,741,478

CURRENT ASSETS:
    Cash and cash equivalents                1,163,227           353,774
    Receivables, net of reserves             9,968,211        10,013,747
    Accrued utility revenue                  3,925,334         3,305,683
    Manufacturing inventories                2,474,162         3,187,268
    Fuel                                     3,919,918         4,641,063
    Materials and supplies                   5,583,122         5,625,927
    Prepayments and other                    3,727,442         3,100,615
                                            30,761,416        30,228,077
DEFERRED CHARGES:
    Debt expense                             1,296,459         1,248,767
    Lease payments receivable                2,980,426         3,042,155
    Prepaid pension expense                 23,197,171        20,001,265
    Regulatory assets                       17,668,251        16,445,760
    Other                                    1,485,813         1,589,778
                                            46,628,120        42,327,725
                                       $   265,201,792   $    261,326,044

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    93,495,394   $    96,187,818
    Long-term debt                          74,049,946        68,597,536
                                           167,545,340       164,785,354

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY                                 1,441,880         1,312,515

CURRENT LIABILITIES:
    Outstanding checks in excess of
     cash balances                              61,303         3,610,873
    Current maturities of long-term
     obligations                               489,969         5,685,297
    Accounts payable                        10,006,022         9,395,499
    Notes payable                           23,341,000        17,762,000
    Accrued income and general taxes         2,046,514           397,920
    Accrued interest                         2,004,326         1,982,960
    Accrued vacation                         1,383,354         1,246,619
    Other                                      621,714           686,457
                                            39,954,202        40,767,625
  NON-CURRENT LIABILITIES AND DEFERRED
     CREDITS:
    Capital lease obligations                2,588,324         2,696,951
    Deferred income taxes                   34,881,071        32,610,148
    Investment tax credit                    3,071,389         3,279,211
    Accrued claims and benefits              1,925,594         1,586,124
    Deferred revenues                        1,963,646         2,021,468
    Regulatory liabilities                   8,431,099         8,811,770
    Other                                    3,399,247         3,454,878
                                            56,260,370        54,460,550
                                       $   265,201,792   $    261,326,044


                 See Notes to Consolidated Financial Statements.


                                  ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                          June 30,
                                                            2000         December 31,
                                                        (Unaudited)          1999
  COMMON EQUITY:
   Common stock--authorized 25,000,000
    shares without par value, issued
    9,252,748 shares                               $     33,816,099 $   33,816,099
   Retained earnings                                     68,641,207     71,375,756
   Other paid-in capital                                  2,897,119      2,879,114
   Less-treasury stock, at cost,
    983,200 shares                                      (11,859,031)   (11,883,151)
                                                         93,495,394     96,187,818

  LONG-TERM DEBT:
   First mortgage bonds -
    9.44% series due February 1, 2021                   22,500,000     22,500,000
   Unsecured pollution control
      revenue bonds-
    5.85% series due February 1, 2013                    5,600,000      5,600,000

   Unsecured medium-term notes-
     7.13% due November 29, 2013                        1,000,000      1,000,000
     7.16% due November 29, 2013                        9,000,000      9,000,000
     7.17% due December 1, 2023                         7,000,000      7,000,000
     7.33% due November 30, 2023                        3,000,000      3,000,000
     8.36% due March 15, 2005                          20,000,000     20,000,000
                                                       40,000,000     40,000,000

    Other long-term debt                                6,439,915      6,182,833

    Less current maturities                              (489,969)    (5,685,297)
                                                       74,049,946     68,597,536
    Total capitalization                         $    167,545,340 $  164,785,354




                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended               Six Months Ended
                                         June 30                         June 30
                                  2000              1999            2000            1999
  Balance at beginning of
    period                 $   68,588,248    $    69,784,361  $    71,375,756   $ 73,450,443
  Net income                       52,959           (182,436)       1,399,226        231,401
                               68,641,207         69,601,925       72,774,982     73,681,844
  Less-dividends on common
   stock                               -                  -        (4,133,775)    (4,079,919)

  Balance at end of period $    68,641,207   $    69,601,925  $    68,641,207   $ 69,601,925


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                    Six Months
                                                       Ended
                                                      June 30
                                                 2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $    1,399,226 $     231,401

Adjustment to reconcile net income
to net cash provided by operating
activities:
Depreciation                                   6,474,128     6,233,123
Pension expense                               (2,477,786)   (1,317,424)
Deferred taxes and investment tax credit       1,089,252      (310,350)
Allowance for equity funds used during
 construction                                         -       (66,104)
Net changes in working capital items
    not considered elsewhere:
Accounts receivable and accrued utility
    revenues                                    (574,115)   (1,159,189)
Inventories                                    1,477,056     (722,661)
Accounts payable and outstanding checks       (2,939,047)   (2,694,605)
Accrued income and general taxes               1,648,594     2,112,087
Other, net                                      (533,470)      (60,718)
Net change in regulatory assets and
   liabilities                                  (629,313)   (2,962,276)
Net change in other assets and liabilities    (2,905,531)   (1,496,280)
 Net cash provided by (used in) operating
  activities                                    2,028,994   (2,212,996)


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant                             (5,008,897)   (4,168,215)
Allowance for borrowed funds used during
 construction                                      98,702        29,083
Investments                                     2,153,551    (1,670,761)
Other                                             (98,702)       37,021
Net cash used in investing activities          (2,855,346)   (5,772,872)


CASH FLOWS FROM FINANCING ACTIVITIES:
Lines of credit increase                        5,579,000    11,571,000
Principal payments under capital
 lease obligations                               (108,627)     (100,868)
Long-term debt retired                         (3,709,846)   (1,703,552)
Long-term debt issued                           3,966,928       993,431
Common stock issued                                42,125     1,705,089
Dividends paid                                 (4,133,775)   (4,079,919)
Net cash provided by financing
 activities                                     1,635,805     8,385,181

NET INCREASE IN CASH AND CASH EQUIVALENTS         809,453       399,313

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       353,774       371,768

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   1,163,227 $     771,081


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                               $    3,791,986 $   3,472,447
     Income taxes, net of refund            $            - $     745,500


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

GENERAL:   The unaudited consolidated financial statements
included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders incorporated by reference in the Company's 1998 Annual Report on Form 10-K.

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

   The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year
2000.

NEW ACCOUNTING PRONOUNCEMENT: Statement of Financial Accounting Standards (SFAS)133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. The Company has determined that the implementation of this new standard will have little or no impact on the financial statements. For further discussion refer to Note 1 in Notes to Consolidated financial Statements included in the Company's 1999 Annual Report to Shareholders incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements to enhance comparability.

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                      For the three months     For the six months
                         ended June 30            Ended June 30
                        2000        1999        2000        1999

 Denominator for
  basic EPS:
  Weighted average
  number of shares
  outstanding
  during the year     8,268,537  8,187,817    8,268,043    8,173,045


  Effect of
  dilutive securities:
   Contingently
   issurable shares
   pursuant to long-
   term incentive plan   18,316      21,724      18,316       21,972

  Directors' stock
   options               19,081      17,685      18,113       14,651
  Denominator for
   diluted EPS        8,305,934   8,227,226   8,304,472    8,209,668




(3)  SEGMENTS OF BUSINESS

     The following table sets forth certain information regarding the Company's segments of business:


                      Electric    Manufact      All        Totals
                      Utility      ur-ing      Other
 THREE MONTHS
 ENDED JUNE 30,
 2000:
 Revenues from
  external
  customer           $ 22,028,024  $ 4,270,975  $ 2,080,749  $ 28,379,748
 Segment profit(loss)$  1,891,536  $ (126,191)  $   (39,986) $  1,725,359

 Non-manufacturing
  interest expense
  (net)                                                       (1,702,129)
 Other income                                                     48,204
 Income taxes on
  other income                                                   (18,475)
 Consolidated net
  income                                                      $   52,959





                      Electric    Manufact      All        Totals
                      Utility      ur-ing      Other
THREE MONTHS
ENDED JUNE 30,
1999:
Revenues from
 external
 customers         $ 21,410,095 $ 4,681,633  $ 2,214,406  $ 28,306,134
Segment profit
 (loss)            $  1,574,083 $   26,500   $ (111,739)  $ 1,488,844
Non-manufacturing
interest expense
(net)                                                      (1,686,944)
Other income                                                   26,241
Income taxes on
 other income                                                (10,577)
Consolidated net
 income                                                   $ (182,436)

                      Electric    Manufact      All        Totals
                      Utility      ur-ing      Other
SIX MONTHS ENDED
JUNE 30, 2000:
Revenues from
 external
 customers        $ 41,673,133  $ 9,561,956  $ 5,737,489  $ 56,972,578
Segment profit
 (loss)           $ 4,313,258   $   85,888   $  397,548   $ 4,796,694

Non-manufacturing
 interest expense
 (net)                                                     (3,421,688)
Other income                                                   37,932
Income taxes on
 other income                                                 (13,712)
Consolidated net
 income                                                    $ 1,399,226




                      Electric    Manufact      All        Totals
                      Utility      ur-ing      Other
SIX MONTHS ENDED
JUNE 30, 1999:
Revenues from
  external
  customers        $ 41,055,442  $ 10,048,804 $ 5,887,461  $ 56,991,707
Segment profit
 (loss)            $  3,250,875  $    5,555   $  131,489   $ 3,387,919
Non-manufacturing
  interest expense
  (net)                                                     (3,236,526)
Other income                                                   133,750
Income taxes on
 other income                                                 (53,742)
Consoldiated net
 income                                                        231,401


(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc. entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the agreement, each share of common stock of the Company will be valued at $23 per share, when exchanged for shares of UtiliCorp United Inc. common stock. The Agreement has been approved by a vote of the Company's shareholders, by the Federal Energy Regulatory Commission, by the Department of Justice, and by the Public Utility Commissions of Colorado, West Virginia, Iowa and Minnesota.

   The transaction is subject to several additional closing conditions, including approval by the Missouri Public Service Commission (PSC). The PSC held hearings in July 2000 and has ordered initial briefs to be filed by all parties by August 28 and reply briefs by September 22, 2000. Management expects the merger to be completed in 2000. Through June 2000, the Company has incurred merger-related expenses with an after tax impact of $2.9 million. Additional merger-related expenses are expected to be incurred in the remainder of 2000, resulting in an additional after tax impact to earnings of approximately $4.1 million.

    The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends other than regular quarterly cash dividends.

(5) TURBINE FAILURE

   On June 7,2000, a turbine failed and a fire erupted at the Company's Lake Road poer plant, which resulted in the unplanned shutdown of the plant's largest unit. The unit was returned to service on August 8.

Estimated incremental replacement energy costs above the energy cost of the unit and repair costs, net of insurance proceeds, are expected to total about $4 million, $1.1 million of which were incurred in June.

   The Company has applied for regulatory approval to defer the costs and expects to seek recovery over a five-year period in its next rate case. Included in "Regulatory Assets" in the Consolidated Balance Sheet as of June 30, 2000 are $1.1 million of such costs incurred in June. However, if the proposed merger (see Note 4 above) is approved and a rate moratorium is also approved as one of the conditions, then some portion of such deferred costs may be expensed.


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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2000 AND 1999

     Electric operating revenus were up 3% for the period with both retail revenue and sales for resale revenue posting increases. Depsite the $2.5 million annual rate reduction which was effective October 1999, retail revenues increased $.5 million or 3% primarily due to warmer weather. Sales to the residential and commercial classes increased 8% and 10% respectively, while sales to the industrial class were slightly lower. Sales for resale increased 27%, reflecting increased sales and higher per unit prices.

     Other utility revenues were down 6% primarily due to reduced industrial steam sales to a large customer.

     Total energy costs (production fuel and purchased power) increased 35% for the period primarily due to the replacement energy required by the scheduled outage at the Iatan generating station. Increased system requirements and higher per-unit costs for purchased power and natural gas fuel also contributed to the increase. Replacement power and maintenance expenses related to the Lake Road turbine failure have been deferred. For further discussion refer to Note 5, Turbine Failure, in the Notes to Consolidated Financial Statements.

     Other operations expense decreased primarily due to lower pension expenses resulting from an accounting change ordered by the Missouri Public Service Commission in the October 1999 rate order and from better than expected pension investment returns.

     The merger-related expenses are related to the proposed merger with UtiliCorp United Inc. See Note 4, Proposed Merger, in the Notes to Consolidated Financial Statements. The majority of merger-related expenses are not deductible for income tax purposes.

     Maintenance expense increased reflecting the scheduled maintenance outage at the Iatan plant that began in March and was completed in May. Partially offsetting the increase were lower maintenance requirements at the Lake Road plant than in the prior period.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   Electric operating revenues increased 2% despite the October 1999 rate reduction. Electric retail sales increased 3% with all classes contributing to the gain. The sales increase reflects continued economic growth in the service territory and warmer weather. Sales for resale and related purchased power for resale increased due to higher sales and increased per unit prices.

   Combined production fuel and purchased power increased 21% for the period due to expensive replacement energy required by the scheduled outage at the Iatan generating station, increased system requirements and higher per unit costs for purchased power.

   Other operations were lower primarily due to lower payroll and benefit costs. Benefit costs were significantly lower due to the October 1999 accounting change for pension expenses and higher pension investment returns.

   Maintenance expense was higher during the first half of 2000, primarily due to scheduled major maintenance requirements at the Iatan station. Reduced maintenance expenses at the Lake Road plant partially offset the increase.


 LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. Historically, operations have generated strong cash flow. Negative cash flow from operating activities in the prior year was primarily due to merger-related expenses and increased energy costs. At June 30, 2000, the Company had $1.2 million in cash.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At June 30, 2000, the Company had available committed lines of credit of $2 million and an additional $2.2 million of uncommitted lines. Percy Kent also has a secured credit agreement with an available balance of $2.1 million. Percy Kent's outstading borrowings were reclassified on the Consolidated Balance Sheet from current maturities of long-term obligations to long-term debt due to a refinancing.

   Capital expenditures, excluding allowance for funds used during construction and including non-utility investments, are currently projected to be $5 million for the remainder of 2000. The Company expects to finance these expenditures through a combination of internally generated funds and external financing.





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

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         a.  The annual meeting of common stockholders was held
May 17, 2000.

         b. The following persons were elected Directors of the Company to serve until the 2003 annual meeting of common stockholders:

    Daniel A. Burkhardt (6,725,620 votes for; 116,785 withheld)
    James P. Carolus (6,724,999 votes for;  117,406 withheld)
    Terry F. Steinbecker (6,719,661 votes for;  122,744 withheld)

c.  The appointment of Arthur Andersen LLP as independent
auditors for 2000 was approved.  (6,761,182 votes for;  39,884 against; and 41,339 withheld)

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. A Form 8-K was filed on June 23, 2000 to disclose the filing of a regulatory application to defer costs associated with the June 7 shutdown of a turbine-generator at the Company's Lake Road power plant.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  August 11, 2000                  L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)