Form 10-Q
period 2000-09-30
ST JOSEPH LIGHT & POWER CO
filed 2000-11-07
CIK 86251

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2000

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

Common Stock, without par value         8,269,548 shares
           (Class)              (Outstanding at October 31, 2000)

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

   Item 6. Exhibits and Reports on Forms 8-K..................13

Signature.....................................................14


                              PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ST. JOSEPH LIGHT & POWER COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                           Three Months Ended          Nine Months Ended
                                              September 30                September 30
                                              2000          1999         2000         1999
OPERATING REVENUES:
    Electric utility                    $ 31,594,849 $ 30,403,624  $73,267,981  $ 71,459,065
    Other utility                          1,951,169    1,972,148    7,688,659     7,859,610
                                          33,546,018   32,375,772   80,956,640    79,318,675
OPERATING EXPENSES:
    Production fuel                        6,793,383    6,499,206   15,407,459    16,069,675
    Purchased power                        7,889,898    4,086,977   17,685,077     9,694,786
    Gas purchased for resale                 240,510      164,426    1,573,710     1,547,636
    Other operations                       4,370,378    4,643,997   12,439,866    14,120,700
    Merger-related expenses                   22,444           --      118,730     2,933,438
    Maintenance                            2,215,863    1,789,801    7,313,738     6,207,858
    Depreciation                           3,070,186    2,980,179    9,083,659     8,885,264
    Taxes other than income taxes          1,957,885    1,955,689    5,418,807     5,492,294
                                          26,560,547   22,120,275   69,041,046    64,951,651
OPERATING INCOME                           6,985,471   10,255,497   11,915,594    14,367,024

INTEREST CHARGES (Net)                     1,759,856    1,630,806    5,188,365     4,867,332

GAIN ON SALE OF WARRANTS                   6,250,000           --    6,250,000            --

OTHER INCOME (EXPENSE)                       (31,656)      86,096       67,759       311,668

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                       11,443,959    8,710,787   13,044,988     9,811,360

INCOME TAXES                               4,436,452    3,128,855    4,724,144     4,003,581

INCOME FROM CONTINUING OPERATIONS          7,007,507    5,581,932    8,320,844     5,807,779

DISCONTINUED OPERATIONS:
 Loss from discontinued operations          (194,824)    (177,503)    (108,936)     (171,948)
 Loss on disposal of discontinued
  operations,net of income tax
  benefit of$588,258                        (463,681)           --    (463,681)            --
NET INCOME                              $  6,349,002 $  5,404,429  $  7,748,227  $  5,635,831

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                               8,269,548    8,241,328    8,268,548     8,196,056

BASIC EARNINGS PER AVERAGE SHARE:
 Income from discontinued operations           $0.85        $0.68        $1.01        $0.71
 Loss from discontinued operations             (0.02)       (0.02)       (0.01)       (0.02)
 Loss from disposal of discontinued
  operations                                   (0.06)          --        (0.06)          --
 Net income                                    $0.77        $0.66        $0.94        $0.69

DILUTED EARNINGS PER AVERAGE SHARE:
 Income from continuing operations             $0.84        $0.67       $1.00         $0.70
 Loss from discontinued operations             (0.02)       (0.02)      (0.01)        (0.02)
 Loss on disposal of discontinued
  operations                                   (0.06)          --       (0.06)           --
 Net income                                    $0.76        $0.65       $0.93         $0.68

DIVIDENDS PAID PER COMMON SHARE                $0.25        $0.25       $0.75         $0.75


                 See Notes to Consolidated Financial Statements.


                    ST. JOSEPH LIGHT & POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS


                                         September 30,
                                              2000          December 31,
                                          (Unaudited)           1999
             A S S E T S
PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant             $   340,669,279   $   333,512,749
    Other                                   10,947,320        10,792,117
                                           351,616,599       344,304,866
    Less - Reserves for depreciation      (182,773,058)     (175,080,469)
                                           168,843,541       169,224,397
    Construction work in progress            6,934,098         5,660,576
                                           175,777,639       174,884,973
    Net property, plant and equipment
     of discontinued operations                     --         7,143,791
                                           175,777,639       182,028,764

OTHER INVESTMENTS                            4,454,372         6,741,478

CURRENT ASSETS:
    Cash and cash equivalents                1,203,520           353,774
    Receivables, net of reserves            12,465,525         8,163,572
    Accrued utility revenue                  3,555,131         3,305,683
    Fuel                                     3,957,729         4,641,063
    Materials and supplies                   5,854,030         5,625,927
    Prepayments and other                    2,287,099         3,033,723
    Current assets of discontinued
     operations                                    --          5,104,335
                                            29,323,034        30,228,077



DEFERRED CHARGES:
    Debt expense                             1,174,425         1,238,419
    Lease payments receivable                2,952,230         3,042,155
    Prepaid pension expense                 24,795,124        20,001,265
    Regulatory assets                       19,605,545        16,445,760
    Other                                      185,635           295,398
    Deferred charges of discontinued
     operations                                    --          1,304,728
                                            48,712,959        42,327,725
                                       $   258,268,004   $   261,326,044

 C A P I T A L I Z A T I O N  AND  L I A B I L I T I E S

CAPITALIZATION (See Statements):
    Common equity                      $    95,709,608   $    96,187,818
    Long-term debt                          68,100,000        68,100,000
    Long-term debt of discontinued
     operations                                     --           497,536
                                           163,809,608       164,785,354

MINORITY INTEREST IN DISCONTINUED
 OPERATIONS                                         --        1,312,515

CURRENT LIABILITIES:
 Outstanding checks in excess of
  cash balances                                     --         3,610,873
 Accounts payable                            6,982,510         6,167,627
 Notes payable                              19,868,000        17,762,000
 Accrued income and general taxes            4,144,022           397,920
 Accrued interest                            1,294,481         1,982,960
 Accrued vacation                            1,286,365         1,246,619
 Dividends declared                          2,067,387                --
 Other                                         507,949           526,825
 Current liabilities of discontinued
  operations                                        --         9,072,801
                                            36,150,714        40,767,625

NON-CURRENT LIABILITIES AND DEFERRED
 CREDITS:
 Capital lease obligations                  2,532,482         2,696,951
 Deferred income taxes                     36,864,217        32,610,148
 Investment tax credit                      2,967,478         3,279,211
 Accrued claims and benefits                2,332,177         1,586,124
 Deferred revenues                          1,934,816         2,021,468
 Regulatory liabilities                     8,431,099         8,811,770
 Other                                      3,245,413         3,361,764
 Non-current liabilities of discontinued
  operations                                       --             93,114
                                           58,307,682         54,460,550
                                       $  258,268,004   $    261,326,044


                 See Notes to Consolidated Financial Statements.


                                  ST. JOSEPH LIGHT & POWER COMPANY

                             CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                       September 30,
                                                            2000         December 31,
                                                        (Unaudited)          1999

  COMMON EQUITY:
   Common stock-authorized 25,000,000
    shares without par value, issued
    9,252,748 shares                              $  33,816,099       $     33,816,099
   Retained earnings                                 70,855,434             71,375,756
   Other paid-in capital                              2,897,106              2,879,114
   Less-treasury stock, at cost,
    983,200 and 985,200 shares                      (11,859,031)           (11,883,151)
                                                     95,709,608             96,187,818

  LONG-TERM DEBT:
   First mortgage bonds -
    9.44% series due February 1, 2021                22,500,000             22,500,000

   Unsecured pollution control
    revenue bonds-
    5.85% series due February 1, 2013                 5,600,000              5,600,000

   Unsecured medium-term notes-
    7.13% due November 29, 2013                       1,000,000              1,000,000
    7.16% due November 29, 2013                       9,000,000              9,000,000
    7.17% due December 1, 2023                        7,000,000              7,000,000
    7.33% due November 30, 2023                       3,000,000              3,000,000
    8.36% due March 15, 2005                         20,000,000             20,000,000
                                                     40,000,000             40,000,000

  Long-term debt of discontiued
   operations                                                --              6,182,833

  Less current maturities of discontinued
   operations                                                --             (5,685,297)
                                                      68,100,000            68,597,536
   Total capitalization                          $   163,809,608        $  164,785,354



                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Unaudited)

                                    Three Months Ended              Nine Months Ended
                                       September 30                    September 30
                                  2000              1999            2000            1999
  Balance at beginning of
   period                  $    68,641,207  $    69,601,925 $   71,375,756  $  73,450,443
  Net income                     6,349,002        5,404,429      7,748,227      5,635,831
                                74,990,209       75,006,354     79,123,983     79,086,274
  Less-dividends on common
   stock                        (4,134,775)     (4,114,169)     (8,268,549)    (8,194,089)

  Balance at end of period $    70,855,434   $  70,892,185  $   70,855,434  $  70,892,185


                 See Notes to Consolidated Financial Statements.


                   ST. JOSEPH LIGHT & POWER COMPANY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                   Nine Months Ended
                                                     September 30
                                                 2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations   $    8,320,844 $   5,807,779
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Loss from discontinued operations             (108,936)     (171,948)
 Gain on sale of warrants                    (6,250,000)           --
 Depreciation                                 9,345,465     8,885,264
 Pension expense                             (3,729,623)   (2,049,004)
 Deferred taxes and investment
  tax credit                                  2,968,487       165,666
 Allowance for equity funds used
  during construction                               --        (78,763)
 Net changes in working capital items
    not considered elsewhere:
     Accounts receivable and
      accrued utility revenue                (4,551,401)   (2,999,613)
     Inventories                                455,231    (1,084,986)
     Accounts payable and outstanding
      checks                                 (2,795,990)   (3,801,878)
     Accrued income and general taxes         3,746,102     4,801,285
     Other, net                                  79,015    (1,078,056)
 Net change in regulatory assets and
    liabilities                              (2,566,607)   (2,647,963)
 Net changes in other assets and
    liabilities                              (1,045,606)   (2,888,296)
 Net changes in discontinued operations           8,931     1,192,871
      Net cash provided by operating
           activities                         3,875,912     4,052,358

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant                          (9,450,029)   (5,902,241)
 Allowance for borrowed funds used
  during construction                           155,086       63,993
 Proceeds from the sale of warrants           6,250,000          --
 Proceeds from the sale of discontinued
  operations                                  1,475,000          --
 Investments                                  2,287,106    (1,519,159)
 Other                                         (155,086)       14,770
 Net changes in discontinued operations         506,948      (309,811)
     Net cash provided by (used in)
      investing activities                    1,069,025    (7,652,448)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Lines of credit increase                    2,106,000      8,868,000
 Principal payments under capital lease
  obligation                                 (164,469)       (152,722)
 Common stock issued                           42,112       2,092,746
 Dividends paid                            (6,201,162)     (6,138,339)
 Net borrowings (repayments) from
  discontinued operations                     122,328        (883,048)
     Net cash (used in) provided by
      financing activities                 (4,095,191)      3,786,637

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                  849,746         186,547

CASH AND CASH EQUIVALENTS AT BEGINNING        353,774         371,768
  OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                 $  1,203,520     $   558,315




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                            $    5,960,078  $   5,497,529
       Income taxes (refunded), net        $     (805,647) $   1,745,500



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

   The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year 2000.

NEW ACCOUNTING PRONOUNCEMENT: Statement of Financial Accounting Standards (SFAS) 133, " Accounting for Derivative Instruments and Hedging Activities," as amended is effective for fiscal years beginning after June 15, 2000. The Company has determined that the implementation of this new standard will have little or no impact on the financial statements. For further discussion refer to Note 1 in Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

RECLASSIFICATIONS: Certain reclassifications have been made in the financial statements to enhance comparability. Manufacturing operations have been reclassified to discontinued operations due to the sale of Percy Kent.

(2) EARNINGS PER SHARE

   Basic and diluted earnings per average common share were calculated by dividing net income by the following:


                      For the three months     For the nine months
                       ended September 30      ended September 30
                        2000        1999        2000        1999

 Denominator for
  basic EPS:
  Weighted average
  number of shares
  outstanding
  during the year     8,269,548 8,241,328    8,268,548    8,196,056


Effect of dilutive
 securities:
  Contingently
   issuable shares
   pursuant to
   long-term
   incentive plan        18,316    19,236      18,316       21,060
  Directors' stock
   options               20,840    18,641      18,966       16,061
  Denominator for
   Diluted EPS:       8,308,704 8,279,205   8,305,830    8,233,177


(3)  SEGMENTS OF BUSINESS

   On September 25,2000, SJLP Inc. sold its controlling interest in Percy Kent Bag Co., Inc. (Percy Kent) to an unrelated party for cash of $1,475,000. Since Percy Kent was the only operation in the Company's manufacturing segment, it has been accounted for as a discontinued operation.

     The following table sets forth certain information regarding the Company's segments of business:


Three months ended September 30, 2000


                               Electric        Other       Totals
                                Utility
Revenues from external
 customers                 $ 31,594,849    $ 1,951,169   $ 33,546,018

Segment profit             $ 5,492,495     $ 3,306,363   $  8,798,858          )
Interest expense (net)                                     (1,759,856)
Other expense                                                 (53,274)
Income taxes on
 other expense                                                 21,779
Loss from and on
 discontinued operations                                     (658,505)
Consolidated net incomee                                  $ 6,349,002



Three months ended September 30, 1999:

                               Electric       Other       Totals
                                Utility
Revenues from external
 customers                  $ 30,403,624  $ 1,972,148  $ 32,375,772

Segment profit (loss)       $  7,303,367  $  (107,225) $ 7,196,142
Interest expense (net)                                  (1,630,806)
Other income                                                27,744
Income taxes on other
 income                                                    (11,148)
Loss from discontinued
 operations                                               (177,503)
Consolidated net income                                 $5,404,429

Nine months ended September 30, 2000

                              Electric      Other       Totals
                               Utility
Revenues from external
 customers                 $ 73,267,981  $ 7,688,659  $ 80,956,640

Segment profit             $ 9,805,753   $ 3,710,732 $ 13,516,485
Interest expense (net)                                 (5,188,365)
Other expense                                             (15,343)
Income taxes on other
 expense                                                    8,067
Loss from and on
 discontinued operations                                 (572,617)
Consolidated net income                                $ 7,748,227



Nine months ended September 30, 1999:


                              Electric        Other       Totals
                               Utility
Revenues from external
 customers                 $ 71,459,065   $ 7,859,610  $ 79,318,675

Segment profit (loss)      $ 10,554,241   $   24,263   $ 10,578,504
Interest expense (net)                                   (4,867,332)
Other income                                                161,496
Income taxes on other
 income                                                     (64,889)
Loss from discontinued
  operations                                               (171,948)
Consolidated net income                                  $ 5,635,831



   Revenues from discontinued operations were $4,383,634, $3,971,973, $13,945,590, and $14,020,777, for the three and nine months ended
September 30,2000 and 1999, respectively.



(4) PROPOSED MERGER

   On March 4, 1999, the Company and UtiliCorp United Inc.(UtiliCorp) entered into an Agreement and Plan of Merger to form a strategic business combination. Under terms of the Agreement, each share of common stock of the Company will be valued at $23.00 per share, when exchanged for shares of UtiliCorp common stock. The Agreement has been approved by a vote of the Company's shareholders,by the Federal Energy Regulatory Commission, by the Department of Justice, and by the Public Utility Commissions of Colorado, West Virginia, Iowa and Minnesota.

  The transaction is subject to several additional closing conditions, including approval by the Missouri Public Service Commission (PSC).UtiliCorp has suspended ongoing merger transition team meetings and is currently conducting a further due diligence investigation of the Lake Road plant. See Note 5 below. Both the Company and UtiliCorp have requested the PSC to continue its regulatory review of the proposed merger during the pendency of UtiliCorp's ongoing investigation.


   Through September 2000, the Company has incurred merger-related expenses with an after tax imppact of $2.9 million. Additional merger-related expenses are expected to be incurred in the remainder of 2000, resulting in an additional after tax impact to earnings of approximately $4.3 million.

   The Merger Agreement limits the Company's ability to do certain things prior to closing, including issue or redeem securities, merge with any entity or make acquisitions, incur material liens, and declare or pay dividends.

(5) TURBINE FAILURE

   On June 7, 2000, a turbine failed and a fire erupted at the Company's Lake Road power plant, which resulted in the unplanned shutdown of the plant's largest unit. The unit was returned to service on August 8. Incremental replacement energy costs above the energy costs of the unit and repair costs, net of insurance proceeds, were about $3.3 million.

   The Company has applied for reulatory approval to defer the costs and an order responding to that application is expected later this year. The Company expects to seek recovery over a five-year period in its next rate case. The costs are included in "Regulatory Assets" in the Consolidated Balance Sheet as of September 30. 2000. However, if the proposed merger (see Note 4 above) is approved and a rate moratorium is also approved as one of the conditions, then some portion of such deferred costs may be expensed.




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

   The Company owns SJLP INC., a non-regulated subsidiary. During the third quarter of 2000, SJLP Inc. sold its controlling interest in Percy Kent, a manufacturer of multiwall and small paper bags. The operations of Percy Kent have been reflected as discontinued operations in the consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

     Electric operating revenues were up 4% for the period. Despite the $2.5 million annual rate reduction which was effective October 1999, retail revenues increased $1.0 million or 3% primarily due to warmer weather. Sales to the residential and commercial classes increased 9% and 7% respectively, while sales to the industrial class increased 1%.

     Other utility revenues were down 1%, primarily due to lower natural gas and industrial steam sales partially offset by increased gas prices which are passed on to retail gas customers.

     Total energy costs (production fuel and purchased power) increased 39% for the period primarily due to increased system requirements, higher cost replacement energy required by unplanned outages at the Iatan generating station and higher per-unit costs for natural gas fuel. Replacement power and maintenance expenses related to the Lake Road turbine have been deferred. For further discussion refer to Note 5, Turbine Failure, in the Notes to Consolidated Financial statements.

     Maintenance expense increased 24% from the prior year primarily as a result of increased maintenance requirements at the Lake Road plant.

     Gain on sale of warrants reflects the sale of SJLP Inc.'s investment in ExOp of Missouri for cash of $6,250,000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

   Electric operating revenues increased 3% despite the October 1999 rate reduction. Electric retail sales increased 4% with all classes contributing to the gain. The sales increased reflects continued economic growth in the service territory and warmer weather. Sales for resale increased 12% due to increased per unit prices and slightly higher sales.

   Other utility revenues were down 2% due to reduced industrial steam sales to a large customer.

   Comined production fuel and purchased power increased 28% for the period due to expensive replacement energy required by the outages at the Iatan generating station, increased system requirements and higher per-unit costs for natural gas fuel.

   Other operations were lower primarily due to lower payroll and benefit costs. Benefit costs were significantly lower due to an accounting change ordered by the Missouri Public Service
Commission in the October 1999 rate order and from higher pension investment returns.

   Maintenance expense was higher during the first three quarters of 2000, primarily due to scheduled major maintenance requirements at the Iatan station.

   Gain on sale of warrants reflects the sale of SJLP Inc.'s investment in ExOp of Missouri for cash of $6,250,000.


LIQUIDITY AND CAPITAL RESOURCES

   The Company believes its liquidity and capital resources are sufficient and provide adequate financial flexibility. At
September 30, 2000, the Company had $1.2 million in cash.

   The Company's short-term financing requirements are satisfied through borrowings under unsecured lines of credit maintained with banks. At September 30, 2000, the Company had available committed lines of credit of $3 million and an additional $4.6 million of uncommitted lines.

   Capital expenditures, excluding allowance for funds used during construction, are currently projected to be $1.3 million for the remainder of 2000. The Company expects to finance these expenditures through a combination of internally generated funds supplemented by external financing as necessary.




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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibit 27 - Financial Data Schedule

         b. Forms 8-K were filed on September 5 and 26, 2000 to disclose the sale by SJLP Inc. of its investmens in ExOP of Missouri and Percy Kent Bag Co., Inc., respectively, and on September 28 and October 11, 2000 to disclose UtiliCorp United Inc.'s intent to suspend ongoing merger transition team meetings and to conduct a further due diligence investigation of St. Joseph Light & Power Company's Lake Road power plant.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ST. JOSEPH LIGHT & POWER COMPANY
                                   (Registrant)


                                      /s/ L. J. Stoll
                               ---------------------------------
Dated:  November 06, 2000                  L. J. STOLL
                               Vice President-Finance, Treasurer
                                    and Assistant Secretary
                                   (Duly Authorized Officer)